Form 10QSB
period 2007-06-30
BTHC VII Inc
filed 2007-07-19
CIK 1368147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2007

     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from ______________ to _____________



                         Commission File Number: 0-52123

                                 BTHC VII, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                               20-4864126
----------------------                                  ------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 16, 2007: 500,000
                                          ----------------------



Transitional Small Business Disclosure Format (check one): YES    NO X

                                 BTHC VII, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12

  Item 3 Controls and Procedures                                              14

Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds          14

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    14

  Item 6 Exhibits                                                             14


Signatures                                                                    15



Part I
Item 1 - Financial Statements

                                 BTHC VII, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2007 and 2006

                                   (Unaudited)

                                                                   June 30,    June 30,
                                                                     2007        2006
                                                                  --------    --------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                       $   --      $   --
   Due from bankruptcy trust                                          --          --
                                                                  --------    --------

     Total Assets                                                 $   --      $   --
                                                                  ========    ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable - trade                                       $   --      $   --
   Advances from controlling shareholder                            21,243         550
                                                                  --------    --------

     Total Liabilities                                              21,243         550
                                                                  --------    --------


Commitments and Contingencies


                         Stockholders' Equity (Deficit)
                       Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                                      --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,000 shares issued and outstanding                             500         500
   Additional paid-in capital                                          500         500
   Deficit accumulated during the development stage                (22,243)     (1,550)
                                                                  --------    --------

     Total Stockholders' Equity (Deficit)                          (21,243)       (550)
                                                                  --------    --------

     Total Liabilities and
       Stockholders' Equity (Deficit)                             $   --      $   --
                                                                  ========    ========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                           these financial statements.




                                 BTHC VII, Inc.
                          (a development stage company)
                          Statements of Operations and
                     Comprehensive Loss Six and Three months
                        ended June 30, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                       settlement) through June 30, 2007

                                   (Unaudited)

                                                                                                      Period from
                                                                                                   November 29, 2004
                                                                                                  (date of bankruptcy
                                Six months       Six months       Three months     Three months       settlement)
                                  ended             ended             ended            ended            through
                              June 30, 2007     June 30, 2006     June 30, 2007    June 30, 2006     June 30, 2007
                              -------------     -------------     -------------    -------------     -------------

Revenues                       $    --           $    --           $    --           $    --           $    --
                               ---------         ---------         ---------         ---------         ---------

Operating expenses
   Reorganization costs             --               1,550              --               1,550             1,550
   General and
      administrative costs         4,511              --               1,349              --              20,693
                               ---------         ---------         ---------         ---------         ---------

Loss from operations              (4,511)           (1,550)           (1,349)             --             (22,243)

Provision for income taxes          --                --                --                --                --
                               ---------         ---------         ---------         ---------         ---------

Net loss                          (4,511)           (1,550)           (1,349)           (1,550)          (22,243)

Other comprehensive
   income                           --                --                --                --                --
                               ---------         ---------         ---------         ---------         ---------

Comprehensive loss             $  (4,511)        $  (1,550)        $  (1,349)        $  (1,550)        $ (22,243)
                               =========         =========         =========         =========         =========

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted               $   (0.01)              nil               nil               nil         $   (0.04)
                               =========         =========         =========         =========         =========

Weighted-average number
   of shares of common stock
   outstanding - basic and
   fully diluted                 500,000      500,000      500,000      500,000      500,000
                               =========    =========    =========    =========    =========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                           these financial statements.




                                 BTHC VII, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                   Six months ended June 30, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                       settlement) through June 30, 2007

                                   (Unaudited)

                                                                                Period from
                                                                              November 29, 2004
                                                                             (date of bankruptcy
                                              Six months       Six months        settlement)
                                                ended            ended            through
                                             June 30, 2007    June 30, 2006     June 30, 2007
                                             -------------    -------------     -------------

Cash Flows from Operating Activities
   Net loss for the period                     $ (4,511)        $ (1,550)        $(22,243)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --               --               --
                                               --------         --------         --------

   Net cash used in operating activities         (4,511)          (1,550)         (22,243)
                                               --------         --------         --------


Cash Flows from Investing Activities               --               --               --
                                               --------         --------         --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --              1,000            1,000
   Cash advanced by stockholder                   4,511              550           21,243
                                               --------         --------         --------

   Net cash provided by financing activities      4,511            1,550           22,243
                                               --------         --------         --------

Increase in Cash                                   --               --               --

Cash at beginning of period                        --               --               --
                                               --------         --------         --------

Cash at end of period                          $   --           $   --           $   --
                                               ========         ========         ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --           $   --           $   --
                                               ========         ========         ========
     Income taxes paid during the period       $   --           $   --           $   --
                                               ========         ========         ========





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                           these financial statements.

                               BTHC VII, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006



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

                                 BTHC VII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

                                 BTHC VII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006


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

                                 BTHC VII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

3.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                                 BTHC VII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note F - Fair Value of Financial Instruments - Continued

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


Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2007, respectively, are as follows:


                                                                Period from
                                                             November 29, 2004
                                                            (date of bankruptcy
                              Six months       Six months      settlement)
                                ended            ended            through
                            June 30, 2007    June 30, 2006     June 30, 2007
                            -------------    -------------     -------------
       Federal:
         Current                  $     -          $     -           $     -
         Deferred                       -                -                 -
                                  -------          -------           -------
                                        -                -                 -
                                  -------          -------           -------
       State:
         Current                    -                -                 -
         Deferred                       -                -                 -
                                  -------          -------           -------
                                        -                -                 -
                                  -------          -------           -------

         Total                    $     -          $     -           $     -
                                   ======           ======            ======

As of June 30, 2007, the Company has an aggregate net operating loss carryforward of approximately $22,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).



                (Remainder of this page left blank intentionally)


                                 BTHC VII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended June 30, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2007, respectively, are as follows:


                                                                                               Period from
                                                                                            November 29, 2004
                                                                                           (date of bankruptcy
                                                            Six months       Six months        settlement)
                                                               ended            ended            through
                                                           June 30, 2007    June 30, 2006     June 30, 2007
                                                           -------------    -------------     -------------

Statutory rate applied to income before income taxes          $(1,534)          $(1,550)          $(7,560)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          --                --                --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                         1,534             1,550             7,560
                                                              -------           -------           -------

Income tax expense                                            $  --             $  --             $  --
                                                              =======           =======           =======


The Company's only temporary differences as of June 30, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


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

(2)  Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended June 30, 2007 and 2006 were related to the 2005 reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $(0.01) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $(21,000) and $(7,000), respectively.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings
     None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3 - Defaults on Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information
     BTHC VII, Inc. has identified a potential business combination opportunity that management intends to pursue. However, as of the date of this report, we have not entered into a definitive agreement concerning an acquisition or merger and management cannot provide any assurance that any transaction will be finalized. Management intends to focus its efforts on the pursuit of this identified opportunity and will disclose significant developments as they occur.

Item 6 - Exhibits

     31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002



                       - Signatures follow on next page -

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BTHC VII, Inc.


Dated: July 16, 2007                   /s/ Timothy P. Halter
       -------------                   ---------------------
                                       Timothy P. Halter
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director