Form 10-Q
period 2007-08-04
Whitehall Jewelers Holdings, Inc.
filed 2007-09-18
CIK 1368147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 4, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________
Commission file number: 000-52123

_____________

WHITEHALL JEWELERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________

Delaware	20-4864126
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

125 S. Wacker Drive, Suite 2600, Chicago, IL	60606
(Address of principal executive offices)	(zip code)

312/782-6800
(Registrant’s telephone number, including area code)

BTHC VII, INC.
12890 Hilltop Road
Argyle, TX 76226
December 31
(Former name, former address and former fiscal
year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares of the Registrant’s common stock, $.001 par value per share, outstanding as of September 17, 2007 was 39,653,122.

WHITEHALL JEWELERS HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED AUGUST 4, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	Page

	Consolidated Statements of Operations for the quarter ended August 4, 2007 (successor) and
	the periods May 1, 2006 to June 8, 2006 (predecessor) and June 9, 2006 to July 31, 2006
	(successor) and the six months ended August 4, 2007 (successor) and the periods February 1,
	2006 to June 8, 2006 (predecessor) and June 9, 2006 to July 31, 2006 (successor)	1

	Consolidated Balance Sheets as of August 4, 2007 and January 31, 2007	3

	Consolidated Statements of Cash Flows for the six months ended August 4, 2007
	(successor) and the periods February 1, 2006 to June 8, 2006 (predecessor) and June 9, 2006
	to July 31, 2006 (successor)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	37

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Whitehall Jewelers Holdings, Inc.
Consolidated Statements of Operations
For the Three Months Ended August 4, 2007 and
the Periods May 1, 2006 to June 8, 2006 and June 9, 2006 to July 31, 2006.
(unaudited, in thousands, except for per share data)

	Successor	Successor	Predecessor
	May 6, 2007 -	June 9, 2006 -	May 1, 2006 -
	August 4, 2007	July 31, 2006	June 8, 2006
Net sales	$52,536	$30,008	$25,236

Cost of sales (including buying and occupancy expenses)	40,116	22,331	16,687
Gross profit	12,420	7,677	8,549

Selling, general and administrative expenses	23,899	12,542	11,412
Professional fees and other charges	1,884	665	580
Loss from operations	(13,363)	(5,530)	(3,443)

Interest expense	4,727	2,290	1,575
Loss before income taxes	(18,090)	(7,820)	(5,018)

Income tax expense	203	—	—
Net loss	$(18,293)	$(7,820)	$(5,018)

Net loss per share, basic and diluted:

Net loss per share	$(0.69)	$(0.31)	$(0.20)
Weighted average common share and common share
equivalents	26,618	25,333	25,333

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Consolidated Statements of Operations
For the Six Months Ended August 4, 2007 and the Periods
February 1, 2006 to June 8, 2006 and June 9, 2006 to July 31, 2006.
(unaudited, in thousands, except for per share data)

	Successor	Successor	Predecessor
	February 1, 2007 -	June 9, 2006 -	February 1, 2006 -
	August 4, 2007	July 31, 2006	June 8, 2006
Net sales	$113,186	$30,008	$85,095

Cost of sales (including buying and occupancy expenses)	83,813	22,331	58,364
Gross profit	29,373	7,677	26,731

Selling, general and administrative expenses	50,098	12,542	35,928
Professional fees and other charges	2,610	665	2,489
Loss from operations	(23,335)	(5,530)	(11,686)

Interest expense	9,511	2,290	5,183
Loss before income taxes	(32,846)	(7,820)	(16,869)

Income tax expense	219	—	—
Net loss from continuing operations	(33,065)	(7,820)	(16,869)
Income from discontinued operations, net of income taxes
of $0	—	—	648
Net loss	$(33,065)	$(7,820)	$(16,221)

Net loss per share, basic and diluted:
Continuing operations	$(1.27)	$(0.31)	$(0.67)
Discontinued operations	—	—	0.03
Net loss per share	$(1.27)	$(0.31)	$(0.64)
Weighted average common share and common share
equivalents	25,965	25,333	25,333

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Consolidated Balance Sheets
as of August 4, 2007 and January 31, 2007
(unaudited, in thousands except for share data)

	August 4,	January 31,
	2007	2007
ASSETS
Current Assets:
Cash	$1,050	$1,311
Accounts receivable, net	2,337	1,495
Merchandise inventories, net	156,295	174,090
Other current assets	3,299	1,263
Total current assets	162,981	178,159

Property and equipment, net	27,990	30,687
Intangible assets, net	12,312	12,834
Goodwill	9,215	9,215
Deferred financing costs	1,429	3,745
Total assets	$213,927	$234,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolver loans	$75,953	$83,860
Accounts payable	21,880	50,913
Customer deposits	1,164	1,959
Trade notes payable	22,366	22,366
Accrued payroll	6,137	6,617
Other accrued expenses	12,331	12,753
Other tax liabilities	802	—
Total current liabilities	140,633	178,468
Term loan – related party	—	56,080
Other long-term liabilities	4,523	4,460
Total liabilities	145,156	239,008
Stockholders’ Equity (deficit):
Common stock ($0.001 par value; 40,000,000 shares authorized;
39,583,121 shares issued and outstanding at August 4, 2007 and
25,333,238 issued and outstanding at January 31, 2007)	40	25
Additional paid-in capital	123,049	24,282
Stock warrants	7,422	—
Accumulated deficit	(61,740)	(28,675)
Total stockholders’ equity (deficit)	68,771	(4,368)
Total liabilities and stockholders’ equity (deficit)	$213,927	$234,640

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended August 4, 2007 and the Periods
February 1, 2006 to June 8, 2006 and June 9, 2006 to July 31, 2006.
(unaudited, in thousands)

	Successor	Successor	Predecessor
	February 1, 2007 -	June 9, 2006 -	February 1, 2006 -
	August 4, 2007	July 31, 2006	June 8, 2006
Cash flows from operating activities:
Net loss	$(33,065)	$(7,820)	$(16,221)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	5,549	1,739	4,036
Payment in kind interest	2,992	907	2,169
Deferred compensation	661	—	—
Proceeds from landlord incentive	—	2,705	—
Loss on disposition of assets	416	4	—
Changes in assets and liabilities:	—	—	—
Decrease (increase) in accounts receivable, net	(842)	(1,831)	6
Decrease (increase) in merchandise inventories, net	17,795	(13,168)	955
Decrease (increase) in other current assets	(2,036)	1,605	(1,834)
Decrease (increase) in net current income tax assets	—	—	—
(Decrease) increase in customer deposits	(795)	(175)	12,777
(Decrease) increase in accounts payable	(26,482)	13,543	(269)
(Decrease) increase in accrued payroll	(480)	(876)	(1,113)
(Decrease) increase in accrued liabilities	419	530	(4,057)
(Decrease) increase in other tax liabilities	461	—	—
(Decrease) increase in other long-term liabilities	398	(3,188)	368
Net cash used in operating activities	(35,009)	(6,025)	(3,183)
Cash flows from investing activities:
Capital expenditures	(1,975)	(3,378)	(2,081)
Net cash used in investing activities	(1,975)	(3,378)	(2,081)
Cash flows from financing activities:
Borrowing on revolver loan	221,858	41,160	116,334
Repayment of revolver loan	(229,765)	(31,081)	(131,401)
Proceeds from term loan	67,500	—	20,000
Repayment of term loan	(60,000)	—	—
Net assets acquired related to merger	—	(24,307)	—
Proceeds from investors related to merger	—	24,307	—
Net proceeds from sale of stock	32,826	—	—
Net proceeds from sale of stock warrants	7,422	—	—
Financing costs	(568)	—	(1,810)
Change in outstanding checks, net	(2,550)	(427)	1,887
Net cash provided by financing activities	36,723	9,652	5,010
Net change in cash and cash equivalents	(261)	249	(254)
Cash and cash equivalents at beginning of period	1,311	1,711	1,965
Cash and cash equivalents at end of period	$1,050	$1,960	$1,711

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements

1. Description of Operations

          Whitehall Jewelers Holdings, Inc. (formerly known as BTHC VII, Inc. “BTHC”), completed the 2007 Merger (as described more fully in Note 3 below) and became the ultimate parent company of Whitehall Jewelers, Inc. (formerly known as Whitehall Jewellers, Inc. “Whitehall”), a Delaware corporation. Whitehall Jewelers Holdings, Inc. now owns and operates a national specialty retail fine jewelry business through its wholly owned subsidiary Whitehall. While BTHC was the legal acquirer, Whitehall was the accounting acquirer, and accordingly, the financial statements presented herein are those of Whitehall. This transaction is referred to throughout this report as the “2007 Merger”.

          Unless otherwise provided, all references in this current report to “we,” “us,” “our company,” “our,” the “Company,” or “Whitehall” refer to Whitehall Jewelers Holdings Inc./BTHC, together with its wholly-owned subsidiary Whitehall, subsequent to the July 27, 2007 Merger and Whitehall Jewellers, Inc. prior to that date.

          Prior to the 2007 Merger, BTHC had no operating business. As a result of the 2007 Merger, the Company operates one business segment, specialty retail jewelry. The Company has a national presence with 314 stores as of August 4, 2007, located in 37 states, operating in regional and super regional shopping malls. The Company’s business is highly seasonal and a significant portion of the Company’s sales and gross profit is generated in the fourth fiscal quarter of each fiscal year.

2. Basis of Presentation

          The consolidated unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments, such as normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of the results of interim periods presented.

     Change in Reporting Periods

          Effective February 1, 2007, the Company changed its quarterly reporting periods to coincide with the 4-5-4 retail reporting calendar to provide better year-to-year comparable sales and margin data. Pursuant to this calendar, the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week. Accordingly, the second quarter of fiscal year 2007 includes the period May 6, 2007 through August 4, 2007 resulting in 91 sales days versus 92 sales days in second quarter ended July 31, 2006. The six months ended August 4, 2007 includes the period February 1, 2007 through August 4, 2007 resulting in 185 sales days versus 181 days in the six months ended July 31, 2006. The prior year financial information has not been restated.

     Fiscal Years

          The Company’s second quarter of fiscal year 2007 and fiscal year 2006, as referred to throughout the consolidated financial statements and notes, represent the fiscal quarters ended August 4, 2007 and July 31, 2006, respectively. The first half of fiscal 2007 and fiscal 2006 represents the six months ended August 4, 2007 and July 31, 2006, respectively. The Company’s fiscal year 2007 and 2006 represent the fiscal years ended February 2, 2008 and January 31, 2007, respectively.

     2006 Merger

          On June 8, 2006, the stockholders of Whitehall voted in favor of the proposed merger of WJ Acquisition Corp. (“Purchaser”), a wholly-owned subsidiary of WJ Holding Corp. (“WJH”), each an affiliate of Prentice Capital Management, LP (“Prentice”), and Holtzman Opportunity Fund, L.P. (“Holtzman” and together with Prentice, the “Investors”) with and into Whitehall pursuant to the Agreement and Plan of Merger (“2006 Merger”) entered into as of February 1, 2006 by and among Whitehall, Investors, Purchaser and WJH (the “2006 Merger Agreement”). Whitehall continued as the surviving corporation and became a wholly-owned subsidiary of WJH.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

          The 2006 Merger pursuant to the 2006 Merger Agreement was the second and final step in the acquisition of Whitehall by Holtzman and Prentice. The first step was a tender offer (the “Offer”) by WJ Acquisition for all of Whitehall’s outstanding common stock at a price of $1.60 per share. Prentice and Holtzman, together with their affiliates, were the largest stockholders of the Whitehall prior to the Offer, owning, in the aggregate, 4,283,795 shares of common stock, representing beneficial ownership (or deemed beneficial ownership) of approximately 25.6% of the common stock outstanding and approximately the same percentage of the aggregate voting power in the Company. Following the Offer, the tendered common stock, together with the common stock already owned by Prentice, Holtzman and their respective affiliates, represented approximately 75.8% of Whitehall’s outstanding common stock and approximately the same percentage of the aggregate voting power in Whitehall. In accordance with the terms and conditions of the 2006 Merger Agreement, WJ Acquisition was merged with and into Whitehall, with Whitehall continuing as the surviving corporation. Prentice and Holtzman, and their related affiliates, owned a sufficient number of shares of common stock to assure adoption of the 2006 Merger Agreement at the Special Meeting of Stockholders, and they were required by the 2006 Merger Agreement to vote all of their shares of common stock in favor of adoption of the 2006 Merger Agreement and did so.

          As a result, the 2006 Merger Agreement was adopted and Whitehall became a wholly owned subsidiary of WJ Holding Corp. (“WJH”). The total cash purchase price was $27.3 million including transaction costs paid by Whitehall of $3.0 million. Following the merger, Whitehall ceased to be a public company.

          The consolidated unaudited financial statements of the Company as of August 4, 2007 and January 31, 2007 and for the quarter and six months ended August 4, 2007 reflect the 2006 Merger on June 8, 2006 in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations. The Company has allocated the purchase price on the basis of its estimate of fair value of the underlying assets acquired and liabilities assumed in the 2006 Merger. Our historical financial results for the periods subsequent to the 2006 Merger on June 8, 2006 report the results of the post-merger entity, referred to as the “Successor”, and the periods prior to, and including, June 8, 2006 report the results of Whitehall in its pre-merger form, referred to as the “Predecessor”. The consolidated Statement of Operations and the Consolidated statements of cash flows for the second quarter and first six months of fiscal 2006 are separated between successor and predecessor periods and are presented separately due to a change in ownership, which resulted in purchase accounting being applied to the 2006 Merger of Whitehall and WJH.

     Liquidity

          The Company has experienced recurring losses from operations in the first half of fiscal year 2007 and 2006 and the prior three fiscal years, as well as significant negative cash flow from operations in the first half of fiscal year 2007 and 2006 and the prior two fiscal years. The Company is in the process of implementing programs intended to increase sales, improve gross margin and reduce certain operating expenses. Several of the planned initiatives are in process including, but not limited to, (i) improving management over field operations through changes in the field staffing, (ii) implementing new field incentive compensation plans, (iii) reviewing strategic alternatives related to growing the business, (iv) reducing professional fees which in fiscal 2007 and 2006 were driven by various financing transactions and a proxy contest, and (v) reducing other central and store related costs. In fiscal year 2006, as described above, the Company entered into an acquisition and merger. In the first half fiscal year 2007, as described in Note 3 and Note 9, the Company 1) renegotiated its credit agreements and borrowed an additional $42.5 million, 2) entered into a reverse merger with a public company and raised $50.0 million from investors which was used primarily to repay certain term loans, 3) converted certain term loans plus accrued interest to equity, and 4) renegotiated the terms of its vendor notes, including an extension of the maturity dates. The Company expects future years’ results to return to profitability and positive operating cash flow as a result of these and other initiatives to improve operating performance.

     Discontinued Operations

          The Company closed 77 stores per its plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

the liquidation have been classified as discontinued operations for all periods presented. There was no activity related to discontinued operations in the first and second quarter of fiscal year 2007 compared to income of $0.6 million for first quarter of fiscal year 2006 and no activity in the second quarter of fiscal year 2006.

3. The 2007 Merger and the 2007 Equity Transactions

     The 2007 Merger

          On July 27, 2007, WJH, the parent company of Whitehall prior to the 2007 Merger, merged with and into Whitehall with Whitehall surviving. An Agreement of Merger and Plan of Reorganization was then entered into as of July 27, 2007, by and among, Whitehall, WBT Acquisition Corp. (“WBT”) and BTHC (the “Merger Agreement”). On July 27, 2007, BTHC’s, WBT’s and Whitehall’s Board of Directors each approved the 2007 Merger. On July 27, 2007, the shareholders of Whitehall and BTHC, the sole shareholder of WBT, approved the merger by unanimous written consent. Pursuant to the Merger Agreement, at the effective time of the 2007 Merger, WBT merged with and into Whitehall, with Whitehall remaining as the surviving entity and a wholly owned and operating subsidiary of BTHC by canceling Whitehall common stock (“Whitehall Common Stock”) outstanding and issuing to BTHC one share of Whitehall Common Stock. In addition, pursuant to the 2007 Merger, the legal existence of WBT ceased and all of the WBT common stock that was outstanding immediately prior to the Merger was cancelled. This Merger transaction is referred to throughout this report as the “2007 Merger”. At the same time and pursuant to the Merger Agreement, BTHC issued to the former shareholders of Whitehall an aggregate of 24,853,800 shares of BTHC common stock (the “BTHC Common Stock”), which resulted in such former shareholders owning approximately 62.21% with respect to the pre-Merger shares owned of issued and outstanding BTHC Common Stock and warrants to purchase 3,567,471 shares of BTHC Common Stock, after giving effect to the issuance of capital stock pursuant to the 2007 Equity Transactions (as defined below), but not counting additional shares or capital stock acquired by the PWJ Lending LLC and PWJ Funding LLC (collectively the “PWJ Entities”) as part of the 2007 Equity Transactions. The PWJ Entities also subscribed for an additional 7,134,941 shares of BTHC Common Stock pursuant to the 2007 Equity Transactions, and therefore upon conclusion of the 2007 Merger and the 2007 Equity Transactions, affiliates of Prentice Capital Management LP (“Prentice”) collectively own 64.9% of BTHC’s issued and outstanding shares of BTHC Common Stock. In addition, pursuant to the Merger Agreement, options to purchase 9,847 shares of Whitehall Common Stock, each at an exercise price of $850 per share prior to the 2007 Merger, were converted into options to purchase 2,447,129 shares of BTHC Common Stock, each at an exercise price of $3.42 per share.

          Prior to June 21, 2007 Whitehall had 10 shares of Whitehall Common Stock issued and outstanding. On June 21, 2007, Whitehall executed a stock split issuing 10,000 shares of Whitehall Common Stock for every 1 share of Whitehall Common Stock issued and outstanding resulting in 100,000 shares of Whitehall Common Stock issued and outstanding prior to the effective time of the 2007 Merger. As of the effective date of the merger, 100,000 of Whitehall’s Common Stock were cancelled and one share of Whitehall Common Stock was issued to BTHC.

          On July 27, 2007, BTHC entered into an Advisory Agreement with Halter Financial Group, Inc. and Halter Financial Investments, L.P. (the “Advisory Agreement”), pursuant to which Halter Financial Group, Inc. agreed to provide financial advisory services in connection with the Merger. Pursuant to the Advisory Agreement, upon completion of the 2007 Merger, Halter Financial Group, Inc. received a fee of $0.3 million. In addition, the Advisory Agreement provides that Halter Financial Investments, L.P. surrenders to BTHC for cancellation as treasury shares 20,562 shares of BTHC Common Stock. Halter Financial Group has agreed to indemnify BTHC from certain costs that may arise in connection with BTHC’s plan of reorganization, as set forth in the Advisory Agreement. Halter Financial Investments, L.P. has also agreed not to issue, sell, offer or agree to sell, grant any option for the sale of, pledge, enter into any swap, derivative transaction or other arrangement that transfers to another, any of the economic consequences of ownership with respect to 164,719 shares of BTHC Common Stock during the period beginning on July 27, 2007 and continuing to and including the date that is the earlier of six months from such date, and the date that the Registration Statement is declared effective.

          After the consummation of the 2007 Merger, BTHC amended its certificate of incorporation to (i) increase its authorized number of shares of BTHC Common Stock from 40 million to 100 million, and (ii) change its name to Whitehall Jewelers Holdings, Inc. Shortly after the consummation of the 2007 Merger, affiliates of

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

Prentice, as holders of over a majority of the issued and outstanding Common Stock, executed written consents of the shareholders of the merged Company approving such amendments. These amendments became effective on September 6, 2007 with the filing of a Certificate of Amendment with the Secretary of State of Delaware. Upon closing of the 2007 Merger and the 2007 Equity Transactions, the stockholders of BTHC prior to the 2007 Merger controlled 479,438 shares of Common Stock or 1.2% of the total outstanding shares of BTHC Common Stock immediately after the 2007 Merger.

          In connection with the 2007 Merger, the Company incurred expenses, which included, without limitation, legal and accounting fees, and other miscellaneous expenses, of approximately $1.1 million.

     The 2007 Equity Transactions

          Concurrent with the 2007 Merger, Whitehall entered into a securities purchase agreement (the “Securities Purchase Agreement”), by and among Whitehall, BTHC and the purchasers named therein (the “Purchasers”), and consummated the transactions contemplated thereby on July 27, 2007 (the “2007 Equity Transactions”). The Securities Purchase Agreement provides for the sale by BTHC to the Purchasers of a total of 14,619,883 shares of BTHC Common Stock (the “Shares”), at a price of $3.42 per Share for aggregate gross proceeds of $50.0 million. The Purchasers also received warrants to acquire 7,309,939 shares of BTHC Common Stock at an exercise price of $4.10 per share (the “Warrants”). Roth Capital Partners, LLC acted as exclusive placement agent and received a fee of approximately $1.9 million. The Company issued a press release on July 30, 2007 announcing its entry into the Securities Purchase Agreement and describing the transactions contemplated thereby.

          In connection with the Securities Purchase Agreement, BTHC and the Purchasers entered into a Registration Rights Agreement, dated as of July 27, 2007 (the “Registration Rights Agreement”), and the Company agreed to file a registration statement to register the resale of the Shares and the shares underlying the Warrants, (the “Registration Statement”) subject to certain cutbacks, within 90 days of the closing date and to use reasonable best efforts to cause the Registration Statement to be declared effective by the earlier of (i) (a) in the event that the Registration Statement is not subject to review by the SEC, the 120th calendar day following the closing of the 2007 Equity Transactions and (b) in the event that the Registration Statement is subject to review by the SEC, the 150th day following the closing of the 2007 Equity Transactions, and (ii) the fifth trading day following the date on which the merged company is notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the Registration Statement may be accelerated. If the merged company fails to cause the Registration Statement to be filed or declared effective on or before the time periods specified above, or cause the Registration Statement to remain effective for the lesser of (x) two years from the Closing and (y) such shorter period for the availability of sales of securities pursuant to Rule 144(k) promulgated under the Securities Act, except for allowable grace periods, the merged company shall be required to pay the Purchasers liquidated damages equal to 1% of the aggregate purchase price for the Shares per month until such failures are cured, subject to a cap of 10%. On July 27, 2007, PWJ Funding, PWJ Lending and Holtzman entered into a Lock-Up Agreement for the benefit of the Purchasers and agreed not to issue, sell, offer or agree to sell, grant any option for the sale of, pledge, enter into any swap, derivative transaction or other arrangement that transfers to another, any of the economic consequences of ownership of any of their respective shares (other than the Shares and Warrants purchased by the PWJ Entities pursuant to the Securities Purchase Agreement and the Warrant Shares underlying the Warrants purchased by the PWJ Entities pursuant to the Securities Purchase Agreement) beginning on July 27, 2007 and continuing to and including the date that is 180 calendar days after the date that the Registration Statement is declared effective.

          PWJ Lending LLC and Holtzman Opportunity Fund LP (“Holtzman”) entered into a Contribution Agreement, whereby 2,210,770 shares of BTHC Common Stock and warrants to purchase 1,105,385 shares of BTHC Common Stock were issued to PWJ Lending pursuant to the 2007 Equity Transactions, 52,741 shares of Whitehall’s Common Stock were issued to PWJ Lending and 16,686 shares of Whitehall’s common stock were issued to Holtzman. The payment of these shares under the Contribution Agreement constituted payment in full of the $66.6 million in loan obligations under the Second Amended and Restated Term Loan Agreement (described in Note 9 below).

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

          In connection with the 2007 Equity Transactions, Whitehall incurred expenses, which included, without limitation, commissions to the placement agency, legal and accounting fees, and other miscellaneous expenses, of approximately $2.2 million.

          Proceeds from the 2007 Equity Transactions were used to repay the $35.0 million Senior Term Loan facility (described in Note 9 below). After taking into account the contribution of approximately $7.6 million of indebtedness by PWJ Lending in return for Shares and Warrants pursuant to the 2007 Equity Transactions, the remaining net proceeds of $7.4 million were or will be used for general corporate purposes, including working capital, merger and equity related fees, payments of other indebtedness, sales and marketing and capital expenditures. The Company may also use a portion of the net proceeds from this offering to pursue its strategy of growth through acquisitions of companies in the jewelry business. The amounts that the Company actually expends for these specified purposes may vary significantly depending on a number of factors, including changes in its growth strategy, the amount of its future net service revenue and expenses, and its future cash flow. As a result, the Company will retain broad discretion in the allocation of the net proceeds of this offering and may spend such proceeds for any purpose, including purposes not presently contemplated.

4. Critical Accounting Policies and Estimates

          The Company’s significant accounting policies and estimates, including the assumptions and judgments underlying them, have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these significant accounting estimates with the Audit Committee of the Board of Directors. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

     Accounts Receivable

          Accounts receivable are recorded at the amount management expects to collect and consists primarily of customer credit card charges and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to charge-backs on credit receivables that have already been collected. The Company accrues an estimate of expected charge-backs based on the Company’s historical charge-back experience. Amounts are charged off when the credit card company deducts the charge-backs from our payments.

     Merchandise Inventories

          Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from merchandise vendors. Periodic credits or payments from merchandise vendors in the form of consignment conversions, volume or other purchase discounts and other vendor consideration are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon analysis and estimates by the Company.

          Certain of the Company’s agreements with merchandise vendors provide credits for co-op advertising as calculated as a percentage of net merchandise purchases. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company earned vendor allowances for advertising of $3.0 million for fiscal year 2006 and $2.6 million for fiscal year 2005. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company recognizes a lower cost of sales.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

          The Company also obtains merchandise from vendors under various consignment agreements. The consigned inventory and related contingent obligations associated with holding and safekeeping such consigned inventory are not reflected in the Company’s financial statements. At the time of sale of consigned merchandise to customers, the Company records the purchase liability and the related consignor cost of such merchandise in cost of sales.

     Legal Contingencies

          The Company is involved in certain legal matters and other claims including those discussed in Note 13 to the consolidated financial statements. As required by Financial Accounting Standards Board (“FASB”) through Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in legal matters when analyzing potential outcomes. Based on the nature of such estimates, it is possible that future results of operation or net cash flows could be materially affected if actual outcomes are significantly different than management’s estimates related to these matters.

     Revenue Recognition

          The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer. The Company accrues an estimate of expected returns, which have not yet been presented, based on its historical returns experience, which is governed by the Company’s merchandise returns policy. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer. The Company recognizes revenue, net of cost reimbursed to a third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer. The Company records revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer. The Company charges a monthly fee to cover the costs of administration of inactive layaways.

     Lease Expense

          The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. The Company’s retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases.

          Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

     Accounting for Stock Based Compensation

          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”). This statement revised SFAS No. 123 and requires companies to expense the value of employee stock options and similar awards. The Company adopted Statement 123R on February 1, 2006, using the modified prospective method, whereby the Company applied Statement 123R to new and modified awards beginning February 1, 2006. Additionally, the Company was required to recognize compensation cost as expense for the portion of outstanding unvested options, based on the grant-date fair value of those awards calculated using the fair value measurement of the unvested options issued. There were no options granted or modified in fiscal year 2006. However, see Note 6 below for further discussion regarding stock-based compensation and options issued in the second quarter of fiscal year 2007.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

     Long-Lived Assets

          On an annual basis or earlier, whenever facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, it is measured by the excess of carrying values over fair values. In evaluating long-lived retail store assets for impairment, the Company considers a number of factors such as a history of consistent store operating losses, sales trends, store management turn-over, local competition and changes in mall demographic profiles.

          Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different from the Company’s estimates related to these matters.

     Accounting for Goodwill and Other Intangibles

          Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed annually in the fourth quarter (or more frequently if impairment indicators arise) for impairment. Intangible assets are carried at cost, less accumulated amortization. Trade name costs are amortized on a straight-line basis over 30 years. Customer mailing list costs are amortized on a straight-line basis over seven years. Favorable leases are amortized on a straight-line basis over the remaining lease term.

     Accounting for Guarantees

          The Company has adopted the guidance of FASB Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. The Company has reflected the required disclosures in its financial statements. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. Under the 2006 Merger Agreement, all rights to exculpation and indemnification for acts or omissions occurring prior to the effective time in favor of the current or former directors or officers or employees or agents of the Company or any of its subsidiaries or other entities, at the request of the Company or any of its subsidiaries, as provided in its charter or bylaws or in any agreement, will survive the 2006 Merger and will continue in full force and effect in accordance with their terms. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of certain future amounts paid. The Company has no liabilities recorded for these obligations as of August 4, 2007; however, reference is made to Note 13 to the financial statements with respect to legal contingencies.

5. Earnings (Loss) Per Common Share

          Basic earnings (loss) per common share is computed by dividing loss available to common stockholders by the weighted average number of Common Stock outstanding for the reporting period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants determined using the treasury stock method. The Company had 2,447,129 stock options and 7,309,942 stock warrants outstanding at August 4, 2007. During all period presented the Company incurred net losses. A net loss causes all outstanding stock options and warrants to be antidilutive (that is, the potential dilution would decrease the loss per share). As a result, the stock options and warrants are not included in the diluted loss per share calculation as their effect would be antidilutive.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

          As a result of the 2007 Merger and 2007 Equity Transactions described in Note 3 above, Whitehall’s 10 shares outstanding were recapitalized into 24,853,800 million shares. The recapitalization of Whitehall shares is presented retrospectively as if it occurred at the beginning of each reporting period presented along with the 479,438 shares owned by existing BTHC shareholders at the date of the 2007 Merger. Also in conjunction with the 2007 Equity Transactions, the Company issued 14,619,883 additional shares on July 27, 2007, which were included in the weighted average number of shares calculated for the three and six months ended August 4, 2007.

6. Stock-Based and Other Incentive Compensation

          The Company continues to apply SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which requires companies to expense the value of employee stock options and similar awards.

          On June 21, 2007, the Company approved the 2007 Whitehall Jewelers, Inc. Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company can grant incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, stock appreciation rights (“SARS”), and other stock-based awards. A total of 15,000 shares of common stock were reserved for issuance under the 2007 plan or 15% of the outstanding shares prior to the 2007 Merger. Grants may be made under the 2007 Plan during the ten years after its effective date. Options under the 2007 Plan generally fully vest in three to four years, after their respective grant date, or earlier if certain performance based financial targets are met. Options under the 2007 Plan generally expire five years from the date of grant or earlier in certain situations where the employee is terminated or ceases to be engaged by the Company.

          On July 20, 2007, Whitehall granted options to purchase 9,847 shares of Whitehall Common Stock to five executives with a weighted average fair value of $277.39 at the date of grant. These options all had an exercise price of $850 and were accounted for under Statement No. 123(R). The Company recognized $0.7 million in compensation expense in the second quarter of fiscal 2007 related to these options.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

          Following the closing of the 2007 Merger, pursuant to the terms of the 2007 Plan, these options were converted to options to purchase 2,447,129 shares of the merged Company’s Common Stock at a price of $3.42 per share which was the same as the market price of the Company’s stock at the date of grant. Additional information regarding options is as follows (in thousands, except per share data):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Outstanding at January 31, 2007	—	$—	—
Granted	2,447	3.42	5.0
Forfeited and expired	—	—	—
Exercised	—	—	—
Outstanding at August 4, 2007	2,447	$3.42	4.9	$—
Options exercisable at August 4, 2007	1,281	$3.42	4.9	$—

		Weighted	Weighted
		Average	Average
		Grant Date	Exercise
	Options	Fair Value	Price
Non-vested options at June 30, 2007	1,846	$1.12	$3.42
Vested options at June 30, 2007	601	$1.10	$3.42

          For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to calculate the fair value of grants made during the six month periods ended August 4, 2007:

Six Months
Ended
August 4,
2007
Expected volatility	40.0%
Expected dividend yield	—%
Expected risk-free interest rate	4.89%
Expected term of options	3.03 years
Maximum contractual term	5 years
Weighted average grant date fair value of options granted	$1.12

          Under SFAS No. 123(R), stock-based compensation expense was $0.7 million for the three and six month periods ended August 4, 2007. As of August 4, 2007, the Company’s unrecognized pre-tax and after-tax compensation cost for stock-based employee compensation under SFAS No. 123(R) was approximately $2.0 million related to unvested stock options granted which are expected to be recognized over the weighted average vesting period of approximately three years.

          The Company has one active equity incentive plan with 1.3 million shares available for grant at August 4, 2007. There were no options granted in the six months ended July 31, 2006.

          In the second quarter of fiscal 2007, the Company entered into Bonus Award Agreements with each of Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter. Under these agreements, Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter will be eligible to receive maximum bonuses equal to $300,000, $175,000, $100,000 and $25,000, respectively. Subject to the terms of each agreement, Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter will receive 83%, 52%, 52% and 88% respectively, of his total bonus amount on the next regular payroll date following December 31, 2008. Thereafter, Mr. Dayoob and Mr. Nachwalter will receive an amount equal to 1/36th and Mr. Don and Mr. Funasaki will receive an amount equal to 1/48th of his total bonus amount on a monthly basis until such time as he has received a gross amount equal to his total bonus amount. (See “—Bonus

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

Award Agreements Entered Into With Named Executive Officers”). The Company expensed $0.2 million in the second quarter of fiscal year 2007 related to the Bonus Award Agreements based on the vesting schedule.

7. Income Taxes

          In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities.

          FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s current practice to recognize interest and/or penalties related to income tax matters in selling, general and administrative expense. Accrued interest and penalties at August 4, 2007 and February 1, 2007 were $0.3 million and $0.2 million, respectively. The accrued interest and penalties are included in “Other tax liabilities” aggregating $0.8 million at August 4, 2007 and “Other accrued expenses” of $0.4 million at February 1, 2007. It is reasonably possible that the Company will enter into a state settlement within 12 months although an estimate of the range of the settlement cannot be made. The Company has recorded an accrual to cover certain currently unresolved tax issues. Such contingent liabilities relate to additional taxes and interest the Company may be required to pay. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary.

          The Company’s U.S. federal income tax returns for the year ended January 31, 2004 and subsequent years remain subject to examination by tax authorities. The Company’s state income tax returns for the year ended January 31, 2003 and subsequent years remain subject to examination by tax authorities. The Company expects to resolve any income tax issues within the amounts paid and/or reserved for these liabilities.

          Income tax expense amounted to $0.2 million and $ -0- for the three months ended August 4, 2007 and July 31, 2006, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to valuation allowances on net operating losses. Provisions for interest amounted to $0.1 million and $ -0- for the three months ended August 4, 2007 and July 31, 2006, respectively.

8. Merchandise Inventories, Net

          As of August 4, 2007 and January 31, 2007, merchandise inventories consisted of:

(in thousands)	August 4, 2007	January 31, 2007
Raw materials	$4,912	$4,409
Finished goods	155,947	173,891
Inventory reserves	(4,564)	(4,210)
Merchandise inventories, net	$156,295	$174,090

          Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within inventory reserves are provisions for inventory valuation allowances, shrink, scrap and miscellaneous costs.

          As of August 4, 2007 and January 31, 2007, consignment inventories held by the Company that were not included in the balance sheets totaled $45.1 million and $45.5 million, respectively.

          Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of August 4, 2007 and January 31, 2007, the amounts capitalized in finished goods inventory were $3.8 million and $3.7 million, respectively.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

9. Financing Arrangements

     Revolving Credit Facility

          As of August 4, 2007 and January 31, 2007 the Company had $76.0 million and $83.9 million, respectively, of outstanding borrowings under the revolving credit facility and $5.9 million and $6.5 million, respectively, in outstanding letters of credit. The interest expense under the revolving credit facility for the three months ended August 4, 2007 and July 31, 2006 was $1.6 million and $1.5 million, respectively, reflecting a weighted average interest rate of 7.6% and 11.6%, respectively.

     Term Loan

          On June 25, 2007 Whitehall entered into the Second Amendment to the Second Amended and Restated Term Loan Credit Agreement (the “Second Amended Term Loan”). Under the Second Amended Term Loan, PWJ Lending agreed to make an additional term loan to Whitehall in the aggregate amount of $7.5 million, for among other things, general corporate and working capital purposes. As of July 27, 2007, Whitehall had borrowed an additional $7.5 million under the Second Amended Term Loan. The additional $7.5 million under the Second Amended Term Loan was converted to a portion of the equity under the 2007 Equity Transactions, together with accrued interest.

          Pursuant to the Contribution Agreement, the amount of principal, interest and other amounts outstanding as of the date of the Contribution Agreement under the Second Amended Term Loan, in the aggregate of $66.6 million (of which (i) $7.5 million in principal amount plus accrued interest of $0.61 million was loaned solely by PWJ Lending from the period of June 28, 2007 until July 27, 2007 and (ii) $59.0 million was loaned by both PWJ Lending and Holtzman) was contributed by PWJ Lending and Holtzman to Whitehall. In return for the contribution, 2,210,770 shares of BTHC Common Stock and warrants to purchase 1,105,385 Shares were issued to PWJ Lending pursuant to the 2007 Equity Transactions, 52,741 shares of Whitehall Common Stock were issued to PWJ Lending and 16,686 shares of Whitehall Common Stock were issued to Holtzman. The payment of these shares under the Contribution Agreement constituted payment in full of the $66.6 million in loan obligations under the Second Amended Term Loan.

          The interest expense under the Second Amended Term Loan for the three months ended August 4, 2007 and July 31, 2006 was $1.6 million and $1.5 million, respectively, reflecting a weighted average interest rate of 12.0% for both periods and higher borrowing during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006.

     Senior Term Loan

          On May 21, 2007, Whitehall entered into a Senior Term Loan Agreement (the “Senior Term Loan”) by and among Whitehall, LaSalle, as administrative agent and collateral agent for the Banks (as defined therein), the Banks, and Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents, to provide for a total facility of up to $35.0 million. The use of these funds is limited to making permitted restricted subordinated debt payments and general corporate purposes.

          Under the Senior Term Loan, the Banks provided a term loan of up to $35.0 million having a maturity date of November 19, 2007. The Senior Term Loan is secured by substantially all of our assets. Additional credit support was provided by PWJ Lending in the form of a cash collateralized letter of credit. In connection therewith, on May 21, 2007 PWJ Lending entered into a Reimbursement Agreement with Whitehall pursuant to which Whitehall has agreed to reimburse PWJ Lending for any amounts drawn on the Senior Term Loan Letter of Credit and any costs incurred related thereto. The Senior Term Loan was repaid in full shortly after the consummation of the 2007 Equity Transactions.

          Borrowings under the Senior Term Loan bore interest at the option of the Whitehall (i) at the LIBOR rate plus 125 basis points, or at the Base Rate less 12.5 basis points, with the Base Rate being defined as the higher of (a) LaSalle Bank’s prime rate and (b) the federal funds effective rate plus 50 basis points. Interest expense on the Senior Term Loan was $0.4 million in the second quarter of fiscal year 2007 reflecting a weighted average interest rate of 6.6%.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

     Trade Notes Payable

          On or about, May 4, 2007, Whitehall met with certain suppliers to discuss a further extension of the due date under the Unsecured Term Promissory Notes (Trade Notes); thereby extending the payment date for the remaining $22.3 million trade debt balance. As a result of this meeting and subsequent conversations between Whitehall and the Suppliers, on or about May 25, 2007, Whitehall sent a proposed note extension agreement (NEA) to each Supplier who had previously been issued a Trade Note. Under the terms of the NEA, each Supplier who executes the NEA is agreeing to extend the maturity date under its Trade Note until March 31, 2009, and in return, receive certain considerations.

          As of September 17, 2007, Whitehall had received commitments from suppliers constituting approximately 75% of the outstanding Trade Notes to extend the maturity date of their respective Trade Notes to March 31, 2009, pursuant to the terms of an NEA. In consideration for a supplier agreeing to extend the maturity date until March 31, 2009, the Company agreed, among other things: (i) to make early payments to those suppliers for certain Holiday merchandise purchased in 2007 and (ii) to have certain additional events of default under the Trade Notes issued to the suppliers that executed the NEA, including, but not limited to limiting payments to the non-participating suppliers in advance of the March 31, 2009 maturity date in excess of an aggregate amount of $2.5 million. More specifically, a default occurs if the Company fails either: (x) to pay, in the aggregate on or before September 30, 2007, $2.5 million to the non-participating suppliers; or (y) to the extent that less than $2.5 million is owed to the non-participating suppliers, as of September 30, 2007, to pay the difference between $2.5 million and the amount owed to the non-participating suppliers, to those suppliers that have executed the NEA. Through commitments obtained from suppliers (as set forth above) plus indications of assistance from PWJ Lending, the Company believes it will be able to satisfy our obligation to pay no more than $2.5 million to the non-participating suppliers under the Trade Notes. The Company may be required to pay the remaining balance of our trade debt in an aggregate amount of approximately $22.3 million in the event that the Company defaults on an obligation under the NEA.

10. Other Financial Information

          Supplemental disclosures of cash flow information follow:

	Six Months Ended
(in thousands)	August 4, 2007	July 31, 2006
Cash paid during the period for:
Interest – related parties	$646	$—
Interest – other	4,511	2,809
Income Taxes	—	—

Non-cash investing and financing activities:
2007 Debt to equity conversion-related parties	$64,795	—

11. Related Party Transactions

          See Note 9 above regarding financing arrangements on the Term Loan with PWJ Lending, a related party, as well as, Note 2 above regarding the merger of WJ Holding with and into Whitehall, and Note 3 regarding the 2007 Merger and Equity Transactions including the Contribution Agreement by and among PWJ Lending, Holtzman and Whitehall. In addition, Prentice waived payment of a $0.5 million management fee that had been accrued in fiscal year 2006, which was recorded as a capital contribution to additional paid in capital in the second quarter of 2007.

          PWJ Lending, an affiliate of Prentice, has indicated its intent to cover the difference, if any, between $2.5 million and any additional amounts due to Non-Participating Suppliers as of September 30, 2007; however, there are no assurances that PWJ Lending will cover any such difference or the terms upon which it would be willing to cover such difference. See Note 9 above regarding Trade Notes Payable.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)

12. Sales by Merchandise Category

          The following table sets forth our percentage of merchandise sales by category for the following periods:

	Three Months Ended
	August 4, 2007	July 31, 2006
Diamonds	69.6%	71.1%
Gold	12.9	12.2
Precious/Semi-Precious	12.0	10.1
Watches	5.5	6.6
Total Merchandise Sales	100.0%	100.0%

          Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 3.0% of net sales in three months ended August 4, 2007 and 3.4% in the three months ended July 31, 2006) and jewelry service plans provided through a third party (sales from which represented 3.4% of net sales in the three months ended August 4, 2007 and 3.2% in the three months ended July 31, 2006, respectively). Jewelry repair services are provided through independent jewelers under contract.

13. Legal Contingencies

     Severance Matters with Former Executives

          Under severance agreements between the Company and two of its executive officers (John R. Desjardins and Matthew Patinkin), the 2006 Merger resulted in a “change in control”. Pursuant to the severance agreements, upon certain terminations or resignations following such change in control, these executive officers each would be entitled to receive a payment of approximately $1,100,000 and $1,000,000, respectively and to the continuation of other fringe benefits for 30 months. The two executive officers resigned from the Company in early October 2006.

          Settlement Agreement and Release with John R. Desjardins. We settled the action previously filed on December 7, 2006 by Mr. Desjardins against Whitehall pursuant to a Settlement Agreement and Release dated June 15, 2007. Under this agreement, Mr. Desjardins executed a general release of claims against Whitehall, its parents, subsidiaries and affiliates and agreed to voluntarily dismiss his complaint against Whitehall. Mr. Desjardins also agreed to confidentiality and nondisparagement covenants in favor of Whitehall, its parents, subsidiaries and affiliates. In consideration for the above, we agreed to pay Mr. Desjardins a severance payment of $1,137,625. More than half of this severance payment will be payable simultaneously upon dismissal of the above referenced action and the balance of which is payable in 24 monthly installments with interest. Whitehall has executed a promissory note in Mr. Desjardins’s favor with respect to these payments. Under the agreement, we have agreed to continue certain fringe benefits as well as reimburse Mr. Desjardins for other expenses related to insurance matters and maintain group health insurance coverage for Mr. Desjardins for 30 months following the date his employment terminated. We also agreed to pay Mr. Desjardins’s attorneys’ fees in the amount of $50,000 associated with the above referenced action.

          Settlement Agreement and Release with Matthew Patinkin. We have agreed to provide Mr. Patinkin severance payments and benefits pursuant to a Settlement Agreement and Release executed by Mr. Patinkin on August 24, 2007 and executed by Whitehall on August 29, 2007. Under this agreement, Mr. Patinkin executed a general release of claims against Whitehall, its parents, subsidiaries and affiliates. Mr. Patinkin also agreed to confidentiality, non-solicitation of employees and nondisparagement covenants in favor of Whitehall, its parents, subsidiaries and affiliates. In consideration for the above, we agreed to pay Mr. Patinkin a severance payment of $987,500, payable as follows: $493,750 upon the effective date of the release and the balance on December 14, 2007. Whitehall has executed a promissory note in Mr. Patinkin’s favor with respect to these payments. Under the agreement, we have agreed to continue certain fringe benefits as well as reimburse Mr. Patinkin for other expenses related to insurance matters and maintain group health insurance coverage for Mr. Patinkin for 30 months following the date his employment terminated. We also agreed to pay Mr. Patinkin’s attorneys’ fees in the amount of $50,000 incurred in connection with this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include Information relating to the Company that are based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to management, including statements related to the markets for the Company’s products, general trends and trends in the Company’s operations or financial results, plans, expectations, estimates and beliefs. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “opinion,” “will” and similar expressions and their variants, as they relate to the Company or the Company’s management, may identify forward-looking statements. Such statements reflect the Company’s judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the risk factors described herein, which may have a significant impact on the Company’s business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

          See “Part II, Item 1A.—Risk Factors” below for a discussion of factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements.

          The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

          The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto) which preceded this report and the audited consolidated financial statements of the Company (and related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s current report on Form 8-K and Registration Statement on Form S-1 for the fiscal year ended January 31, 2007 filed on August 1, 2007 and August 31, 2007, respectively.

          Whitehall Jewelers Holdings, Inc. (formerly known as BTHC VII, Inc. “BTHC”) completed the 2007 Merger (as described more fully in Note 3 to the financial statements included herein) and became the ultimate parent company of Whitehall and now owns and operates a jewelry business. Whitehall is a wholly-owned subsidiary of Whitehall Jewelers Holdings, Inc. Unless otherwise provided, all references in this current report to “we,” “us,” “our company,” “our,” the “Company,” or “Whitehall” refer to Whitehall Jewelers Holdings, Inc/BTHC, together with its wholly-owned subsidiary Whitehall, subsequent to the 2007 Merger effective July 27, 2007 and Whitehall Jewellers, Inc. prior to that date.

          The Company is a mall-based national retailer of fine jewelry operating 314 stores in 37 states as of August 4, 2007. The Company offers a selection of merchandise in the following categories: diamonds, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions, which affect disposable consumer income and/or its use.

          For the first half of fiscal year 2007, the Company recorded a net loss of $33.1 million. The primary contributors to the net loss were: (i) a 2.4% decline in comparable store sales and a decrease in the merchandise gross profit rate; (ii) professional fees totaling $2.1 million primarily associated with the financing activities and the 2007 Merger and Equity Transactions; and (iii) interest expense of $9.5 million primarily associated with higher and more expensive borrowings under the Senior Credit Agreement and additional Term Loan borrowings. On July 27, 2007, the Company entered into the Merger with Whitehall and Acquisition Corp. Concurrent with the 2007 Merger, we also entered into the 2007 Equity Transactions, by and among us, Whitehall, and the purchasers named therein. (See “Part I, Item 1. Financial Statements—Note 3 to the Consolidated Financial Statements” for description of the transactions).

          The Company’s business is highly seasonal. During fiscal year 2006, a significant portion of the Company’s sales and gross profit was generated during the fourth fiscal quarter ended January 31, 2007. Fourth quarter fiscal year 2006 net income before discontinued operations was $1.0 million as compared to a net loss of $46.7 million recorded in the previous three fiscal quarters. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company’s quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of store remodels and closures; timing of certain holidays and Company-initiated special events; changes in the Company’s merchandise; inventory availability and the Company’s ability to fund inventory purchases and to time such purchases correctly; marketing or credit programs; the availability and cost of financing; the stability of the management team; general economic, industry and, weather conditions and disastrous national events that affect consumer spending; and the pricing, merchandising, marketing, credit and other programs of competitors.

Management Changes

          At the effective time of the 2007 Merger, BTHC’s executive management team was reconstituted and Timothy P. Halter resigned from his positions as the Company’s President, Chief Executive Officer and Chief Financial Officer. Upon the effective time of the 2007 Merger, the following individuals (all of whom were officers of Whitehall prior to the 2007 Merger) took the positions set after their names: Edward A. Dayoob (Chief Executive Officer and President); Michael Don (Executive Vice President and Chief Financial Officer); Michael Funasaki (Executive Vice President—Chief Administrative Officer and Business Development), David Harris (Senior Vice President—Store Operations) and Robert B. Nachwalter (Senior Vice President and General Counsel ).

          Additionally, pursuant to the Agreement and Plan of Merger, on August 12, 2007, which was 10 days after BTHC ’s filing of a Schedule 14f-1 on August 2, 2007, BTHC ’s board of directors was reconstituted by the appointment of Edward Dayoob, Jonathan Duskin, William R. Lazor, Charles G. Phillips and Efrem Gerszberg, and the resignation of Timothy P. Halter from his role as director of BTHC.

          Effective August 13, 2007, Michael Don was appointed to the position of President and Chief Operating Officer of the Company. On August 13, 2007, David Harris, Senior Vice President—Store Operations, left the Company to pursue other opportunities. Effective August 20, 2007, Peter Michielutti joined the Company as Executive Vice President and Chief Financial Officer.

Predecessor and Successor

          In accordance with U.S. GAAP, our historical financial results for the predecessor and the successor are presented separately. The separate presentation is required under U.S. GAAP in situations when there is a change in ownership, which resulted in purchase accounting being applied to the acquisition of Whitehall by WJ Holding. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. There have been no material changes to operations or customer relationships of our business as a result of the 2006 Merger.

          In evaluating our results of operations and financial performance, our management has used combined results for the three and six months ended July 31, 2006 as a single measurement period. Due to the 2006 Merger, we believe that comparisons between the three and six months ended August 4, 2007 and either the predecessor’s results for the periods May 1, 2006 to June 8, 2006 or February 1, 2006 to June 8, 2006 or the successor’s results for the period June 9, 2006 to July 31, 2006 may impede the ability of users of our financial information to understand our operating and cash flow performance.

          Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows, within Management’s Discussion and Analysis of Financial Condition and Results of Operations, on a combined basis for the three and six months ended July 31, 2006. This combined presentation for the three and six months ended July 31, 2006 simply represents the mathematical addition of pre-acquisition results of operations of the predecessor from February 1, 2006 to June 8, 2006 and the results of operations of the successor for the period of June 9, 2006 to July 31, 2006 and are not intended to be a presentation in accordance with generally accepted accounting principles in the United States. We believe the combined results provide relevant financial information for the investors. These combined results, however, are not intended to represent what our operating results would have been had the 2006 Merger occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “-Results of Operations.”

Matters Affecting Comparability

          Effective February 1, 2007, the Company changed its quarterly reporting periods to coincide with the 4-5-4 retail reporting calendar to provide better year-to-year comparable sales and margin data. We use the traditional quarter end on a 4-5-4 reporting period, whereas the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week. Accordingly, the second quarter of fiscal year 2007 includes the period May 6, 2007 through August 4, 2007 resulting in 91 sales days compared to 92 sales days in second quarter ended July 31, 2006. The six months ended August 4, 2007 includes the period February 1, 2007 through August 4, 2007 resulting in 185 sales days compared to 181 sales days in the six months ended July 31, 2006. The prior year financial information has not been restated.

Results of Operations

          The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended August 4, 2007 and the period from May 1, 2006 through June 8, 2006 and the period from June 9, 2006 through July 31, 2006 and for the six months ended August 4, 2007 and the period from February 1, 2006 through June 8, 2006 and the period from June 9, 2006 through July 31, 2006. The data for the periods ending July 31, 2006 and prior have been derived from our unaudited historical quarterly financial statements. Although the results of the Predecessor and Successor periods are not comparable by definition in certain respects due to the 2006 Merger and the resulting revaluation, the fiscal 2006 information is presented on a combined basis for comparative purposes. For the three and six months ended July 31, 2006, the Predecessor (May 1, 2006 to June 8, 2006 and February 1, 2006 to June 8, 2006) and Successor (June 9, 2006 to July 31, 2006) results of operations are combined.

	Successor	Combined	Successor	Predecessor
	Three months	Three months
	ended	ended	June 9, 2006 –	May 1, 2006 –
(in thousands)	August 4, 2007	July 31, 2006	July 31, 2006,	June 8, 2006
Net sales	$52,536	$55,244	$30,008	$25,236
Cost of sales (including buying and
occupancy costs)	40,116	39,018	22,331	16,687
Gross profit	12,420	16,226	7,677	8,549
Selling, general and administrative
expenses	23,899	23,954	12,542	11,412
Professional fees and other charges	1,884	1,245	665	580
Loss from operations	(13,363)	(8,973)	(5,530)	(3,443)
Interest expense	4,727	3,865	2,290	1,575
Loss before income taxes	(18,090)	(12,838)	(7,820)	(5,018)
Income tax expense	203	—	—	—
Net loss	$(18,293)	$(12,838)	$(7,820)	$(5,018)

	Successor	Combined	Successor	Predecessor
	Three months	Three months
	ended	ended	June 9, 2006 –	May 1, 2006 –
(in thousands)	August 4, 2007	July 31, 2006	July 31, 2006,	June 8, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying and
occupancy costs)	76.4	70.6	74.4	66.1
Gross profit	23.6	29.4	25.6	33.9
Selling, general and administrative
expenses	45.5	43.4	41.8	45.2
Professional fees and other charges	3.6	2.3	2.2	2.3
Loss from operations	(25.5)	(16.3)	(18.4)	(13.6)
Interest expense	9.0	7.0	7.6	6.2
Loss before income taxes	(34.5)	(23.3)	(26.0)	(19.8)
Income tax expense	0.4	—	—	—
Net loss	(34.9)%	(23.3)%	(26.0)%	(19.8)%

	Successor	Combined	Successor	Predecessor
	Six months	Six months		February 1,
	ended	ended	June 9, 2006 -	2006 -
(in thousands)	August 4, 2007	July 31, 2006	July 31, 2006,	June 8, 2006
Net sales	$113,186	$115,103	$30,008	$85,095
Cost of sales (including buying and
occupancy costs)	83,813	80,695	22,331	58,364
Gross profit	29,373	34,408	7,677	26,731
Selling, general and administrative
expenses	50,098	48,470	12,542	35,928
Professional fees and other charges	2,610	3,154	665	2,489
Loss from operations	(23,335)	(17,216)	(5,530)	(11,686)
Interest expense	9,511	7,473	2,290	5,183
Loss before income taxes	(32,846)	(24,689)	(7,820)	(16,869)
Income tax expense	219	—	—	—
Net loss from continuing operations	(33,065)	(24,689)	(7,820)	(16,869)
Discontinued operations	—	648	—	648)
Net loss	$(33,065)	$(24,041)	$(7,820)	$(16,221)

	Successor	Combined	Successor	Predecessor
	Six months	Six months		February 1,
	ended	ended	June 9, 2006 -	2006 -
(in thousands)	August 4, 2007	July 31, 2006	July 31, 2006,	June 8, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying and
occupancy costs)	74.0	70.1	74.4	68.6
Gross profit	26.0	29.9	25.6	31.4
Selling, general and administrative
expenses	44.3	42.1	41.8	42.2
Professional fees and other charges	2.3	2.7	2.2	2.9
Loss from operations	(20.6)	(14.9)	(18.4)	(13.7)
Interest expense	8.4	6.5	7.6	6.1
Loss before income taxes	(29.0)	(21.4)	(26.0)	(19.8)
Income tax expense	0.2	—	—	—
Net loss from continuing operations	(29.2)	(21.4)	(26.0)	(19.8)
Discontinued operations	—	0.6	—	0.8
Net loss	(29.2)%	(20.8)%	(26.0)%	(19.0)%

Results of Operations for the Three Months Ended August 4, 2007 Compared to the Three Months Ended July 31, 2006

     Net Sales

          Net sales for the second quarter of fiscal 2007 decreased $2.7 million, or 4.9%, to $52.5 million from $55.2 million in the second quarter of fiscal 2006. Sales were $0.9 million lower in the second fiscal quarter of 2007 due to the one less day in the quarter versus the prior year period (see “—Matters Affecting Comparability” above ). Additionally, comparable store sales decreased $0.5 million, or 0.9%, in the second quarter of fiscal 2007 compared to the same period in fiscal year 2006. Sales also decreased by $1.8 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $0.7 million. The comparable store sales decrease was primarily due to a lower average price per item sold which decreased by approximately 10.7% to $350 in the second quarter of fiscal year 2007 from $392 in the prior year period. The decrease in average selling price was partially offset by an 11.3% increase in the total number of merchandise units sold in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The increase in the number of merchandise units sold and lower average selling price was due primarily to an extended clearance sale and an increase in the number of lower price-point items sold during the second quarter of fiscal year 2007 compared to prior year.

          Credit sales as a percentage of net sales increased to 89.8% in the second quarter of fiscal year 2007 from 88.6% in the second quarter of fiscal year 2006. The Company did not open or close any stores in the second quarter of fiscal year 2007, and on August 4, 2007 operated 314 stores. As of July 31, 2006, the Company operated 308 stores.

     Gross Profit

          Gross profit for the second quarter of fiscal 2007 decreased $3.8 million to $12.4 million from $16.2 million in the same period in fiscal 2006. Gross profit as a percentage of net sales decreased 575 basis points to 23.6% in the second quarter of fiscal year 2007 compared to 29.4% in the prior year. The merchandise gross profit rate decreased by approximately 300 basis points primarily due to an initiative this year to reduce clearance inventory that resulted in higher discounting on clearance merchandise. Clearance inventory at the end of the second quarter was 28.0% below the same period last year. In addition, the gross profit rate decreased by approximately 185 basis points due to unfavorable adjustments to our inventory reserves in the current quarter compared to the prior year period. The remaining decrease in the gross profit rate of 95 basis points is due primarily to the de-leveraging of store occupancy and depreciation due to the decrease in second quarter fiscal year 2007 sales, and an increase in such costs as compared to the second quarter of fiscal year 2006 which was partially offset by lower freight costs due to the capitalization of such costs into inventory in the second quarter of fiscal year 2007.

          The Company continues to review its merchandise inventory presentation and offers discounts to accelerate sales on merchandise that would not be a part of its future merchandise assortment through its ongoing clearance program. Based on currently anticipated selling prices, the Company expects to achieve positive merchandise margins on such merchandise. The Company in future periods may consider alternative methods of disposition for this inventory, which may result in additional valuation allowances.

     Expenses

          Selling, general and administrative expenses, excluding professional fees and other charges, for the second quarter of fiscal 2007 decreased $0.1 million to $23.9 million from $24.0 million in the second quarter of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 45.5% in the second quarter of fiscal 2007 from 43.4% in the second quarter of fiscal 2006. The decrease in selling, general and administrative expenses was driven by lower credit expense ($0.5 million) and lower support office rent ($0.1 million) partially offset by increased advertising costs ($0.5 million). The decrease in credit expense during the quarter is due to lower sales and a larger gainsharing payment received from our private label credit card company. The increase in advertising expense was primarily due to higher advertising expenditures related to the Mother’s Day campaign compared to the prior year. Overall personnel expenses were flat in the current quarter compared to the prior year period with higher support office personnel expenses related to the stock-based compensation and bonus awards of $0.8 million offset by lower store costs primarily due to lower incentive compensation on lower sales.

          Professional fees and other charges increased by $0.6 million, or 51.3% to a total of $1.9 million in the second quarter of fiscal 2007 from $1.3 million in the prior year period. This increase is primarily attributable to costs associated with the 2007 Merger and the 2007 Equity Transactions in the second quarter of fiscal year 2007 of $1.1 million and severance costs which were partially offset by costs associated with the 2006 Merger and liquidity issues in the second quarter of fiscal 2006.

     Loss from Operations

          As a result of the factors discussed above, loss from operations was $13.4 million in the second quarter of fiscal 2007, which was greater than the loss of $9.0 million in the second quarter of fiscal 2006. As a percentage of net sales, loss from operations was 25.5% in the second quarter of fiscal 2007, which was greater than 16.3% in the second quarter of fiscal 2006.

     Interest Expense

          Interest expense increased $0.9 million, or 22.3%, to $4.7 million in the second quarter of fiscal year 2007 from $3.9 million in the prior year period. The increase in interest expense resulted from a higher average balances associated with the Term Loan and Revolver, as well as, higher average U.S. prime rates on the revolver as compared with the prior period.

     Income Tax Expense

          The Company did not record an income tax benefit associated with the pre-tax loss for the second quarter of fiscal 2007 or 2006. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. Income tax expense for the second quarter of fiscal 2007 of $0.2 million related to state income tax reserve adjustments.

Results of Operations for the Six Months Ended August 4, 2007 Compared to the Six Months Ended July 31, 2006

     Net Sales

          Net sales for the first half of fiscal 2007 decreased $1.9 million, or 1.7%, to $113.2 million from $115.1 million in the first half of fiscal 2006. Sales were $2.2 million higher in the first half of fiscal 2007 due to the four additional days in the first half of fiscal 2007 versus the prior year period (see “Matters Affecting Comparability”). Sales from new store openings added $1.8 million. These sales increases were partially offset by lower sales from comparable stores, store closings and stores closed for remodeling. Comparable store sales decreased $2.7 million, or 2.4%, in the first half of fiscal 2007 compared to the same period in fiscal year 2006. Sales also decreased by $2.2 million due to store closings and $0.8 million due to stores closed for remodeling for limited periods. The comparable store sales decrease was primarily due to a lower average price per item sold which decreased by approximately 3.7% to $367 in the first half of fiscal year 2007 from $381 in the prior year period. The decrease in average selling price was partially offset by a 1.5% increase in the total number of merchandise units sold in the first half of fiscal year 2007 compared to the first half of fiscal year 2006. The increase in the number of merchandise units sold and decrease in average selling price was due primarily to an extended clearance sale and an increase in the number of lower price-point items sold during the first half of fiscal year 2007 compared to prior year.

          Credit sales as a percentage of net sales increased to 89.3% in the first half of fiscal year 2007 from 87.6% in the first half of fiscal year 2006. The Company closed eight stores in the first half of fiscal year 2007, and on August 4, 2007 operated 314 stores. As of July 31, 2006, the Company operated 308 stores.

     Gross Profit

          Gross profit for the first half of fiscal 2007 decreased $5.0 million to $29.4 million from $34.4 million in the same period in fiscal 2006. Gross profit as a percentage of net sales decreased 395 basis points to 26.0% in the first half of fiscal year 2007 compared to 29.9% in the prior year. The merchandise gross profit rate decreased by approximately 125 basis points primarily due to an initiative this year to reduce clearance inventory that resulted in higher discounting on clearance merchandise. Clearance inventory at the end of the second quarter was 28.0% below the same period last year. In addition, the gross profit rate decreased by approximately 150 basis points due to unfavorable adjustments to our inventory reserves in the first half of fiscal year 2007 compared to the prior year period. The remaining decrease in the gross profit rate of 120 basis points is due to the de-leveraging of store occupancy and depreciation due to the decrease in the first half of fiscal year 2007 sales, and an increase in such costs as compared to the first half of fiscal year 2006 along with higher repair costs which were partially offset by lower freight costs due to the capitalization of such costs into inventory in the first half of fiscal year 2007.

          The Company continues to review its merchandise inventory presentation and offers discounts to accelerate sales on merchandise that would not be a part of its future merchandise assortment through its ongoing clearance program. Based on currently anticipated selling prices, the Company expects to achieve positive merchandise margins on such merchandise. The Company in future periods may consider alternative methods of disposition for this inventory, which may result in valuation allowances.

     Expenses

          Selling, general and administrative expenses, excluding professional fees and other charges, for the first half of fiscal 2007 increased $1.6 million to $50.1 million from $48.5 million in the first half of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 44.3% in the first half of fiscal 2007 from 42.1% in the first half of fiscal 2006. The increase in selling, general and administrative expenses was driven by higher advertising expense of $1.6 million and higher personnel expenses of $0.7 million partially offset primarily by lower travel, moving costs and director’s fees totalling $0.5 million. The increase in advertising expense is primarily due to increased advertising during the Valentines’ Day and Mothers’ Day campaigns compared to the prior year. Personnel costs increased primarily due to the granting of executive stock options and bonus awards in the second quarter of fiscal 2007.

          Professional fees and other charges decreased by $0.6 million, or 17.2% to a total of $2.6 million in the first half of fiscal 2007 from $3.2 million in the prior year period. This decrease is primarily attributable to a decrease in professional fees primarily associated with the 2006 Merger and related transactions and liquidity matters in the first half of fiscal year 2006 partially offset by professional fees of $1.1 million related to the 2007 merger and equity transactions.

     Loss from Operations

          As a result of the factors discussed above, loss from operations was $23.3 million in the first half of fiscal 2007, which was greater than the loss of $17.2 million in the first half of fiscal 2006. As a percentage of net sales, loss from operations was 20.6% in the first half of fiscal 2007, which was greater than 14.9% in the first half of fiscal 2006.

     Interest Expense

          Interest expense increased $2.0 million, or 27.3%, to $9.5 million in the first half of fiscal year 2007 from $7.5 million in the prior year period. The increase in interest expense resulted from a higher average balance associated with the term loans and revolver as well as, higher average U.S. prime rates on the revolver as compared with the year-ago period.

     Income Tax Expense

          The Company did not record an income tax benefit associated with the pre-tax loss for the first half of fiscal 2007 or 2006. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. Income tax expense for the first half of fiscal 2007 of $0.2 million related to state income tax reserve adjustments.

     Discontinued Operations

          The Company closed 77 stores per its plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with the liquidation have been classified as discontinued operations for all periods presented. The was no activity related to discontinued operations in the first half of fiscal year 2007 compared to income of $0.7 million for the first half of fiscal year 2006.

Liquidity and Capital Resources

          The Company’s cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with our new stores and seasonal working capital needs. The Company’s primary sources of liquidity have historically been cash flow from 1) operations, 2) bank borrowings under the Senior Credit Agreement, as amended and restated effective February 20, 2007, 3) proceeds from the Second Amendment to the Second Amended and Restated Term Loan Agreement, dated as of February 20, 2007, by and among us, the lending institutions from time to time party thereto and PWJ Lending, as administrative and collateral agent (the “Second Amended and Restated Term Loan Agreement”), as amended from time to time and as paid in full pursuant to the Contribution Agreement, dated July 27, 2007, by and among PWJ Lending, Holtzman and Whitehall (the “Contribution Agreement”) and 4) proceeds from the Term Loan and Security Agreement dated May 21, 2007, by and among us, and the lending institutions from time to time party thereto which has be paid in full as of August 4, 2007. As of August 4, 2007, the Company had $76.0 million of outstanding borrowings under the revolving credit facility and $5.9 million in outstanding letters of credit. The peak outstanding borrowing under our Senior Credit Agreement during the second quarter of fiscal 2007 was $88.5 million and was $60.1 million during the first six months of fiscal year 2006. Cash receipts are applied against the outstanding borrowings on a daily basis in accordance with the credit facility provisions.

          A substantial portion of the merchandise sold by the Company is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing the Company’s direct capital investment in inventory. Consigned inventories from merchandise vendors decreased to $45.1 million at August 4, 2007 from $45.5 million at January 31, 2007. Vendors’ willingness to enter into ongoing consignment arrangements is based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in diamond, colored stone and gold prices, inflation, our financial condition, the vendors’ understanding that we bear risk of loss but do not possess title, and a number of economic or competitive conditions in the jewelry business or the general economy. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

          The Company’s inventory levels and working capital requirements have historically been highest in advance of the Christmas season. We have funded these seasonal working capital needs through borrowings under our revolver and increases in trade payables and accrued expenses. We periodically determine the value of the unused facility based upon a formula the result of which varies with fluctuations in inventory and receivable levels and aggregate borrowings.

          The Company has experienced recurring losses from operations and significant negative cash flow from operations in each of the first half of fiscal 2007 and the last three fiscal years. As a result of these operational issues, we are in the process of implementing initiatives intended to increase sales, improve gross margin, and reduce certain operating expenses. Several of the planned initiatives are in progress, including, but not limited to: (1) aggressively recruiting qualified sales associates to replace high producing associates that left our employment during the last three years; (2) implementing new sales and margin focused field incentive plans; (3) implementing a new inventory management system designed to improve in-stock positions and working capital; (4) increasing control over in store price discounting; and (5) reducing professional fees which in fiscal 2006 were driven primarily by our various financing transactions and a proxy contest. We expect to return to long-term profitability and positive operating cash flow as a result of these and other initiatives to improve operating performance. During the remainder of fiscal year 2007, we expect to have adequate borrowing availability under the Senior Credit Agreement to fund our current operations. However, should actual financial results differ unfavorably from our current expectations, the availability under the Senior Credit Agreement may be adversely impacted and inadequate to fund current operations.

     Six Months Ended August 4, 2007

          Cash used in operating activities was $35.0 million in the first half of fiscal year 2007 compared to cash used in operating activities of $9.2 million in the first half of fiscal year 2006. The primary uses of cash in the first half of fiscal year 2007 were as follows:

  a net loss of $33.1 million,

  a decrease in accounts payable of $26.5 million, due to payments on merchandise purchased for the holiday season, and an increase in other current assets of $2.0 million due to prepaid rent due to timing related to the change in reporting periods.

          These were partially offset by the following:

  a decrease in merchandise inventories, net of $17.8 million primarily due to seasonality and lower inventory levels during the summer months, and depreciation and amortization of $5.5 million, and

  Payment in kind interest of $3.0 million

          Cash used in investing activities included the funding of capital expenditures of $2.0 million, related primarily to the store remodeling and software and hardware purchases.

          The Company generated cash of $36.7 million from financing activities in the first half of fiscal 2007 through net proceeds of $47.8 million from the equity transactions described in “Part I, Item 1. Financial Statements —Note 3 to the Consolidated Financial Statements”. The Company paid financing costs of $0.6 million associated with the amendment to the Senior Credit Agreement and the Term Loan Agreement and made net revolver repayments of $7.9 million. Outstanding checks decreased $2.6 million in the first half of fiscal 2007. Stockholders’ equity increased to $68.8 million at August 4, 2007, from a deficit of $4.4 million at January 31, 2007 primarily due to the 2007 Equity Transactions (See “Part I, Item 1. Financial Statements—Note 3 to the Consolidated Financial Statements”).

     Six Months Ended July 31, 2006

          Our cash used in operating activities was $9.2 million in the first half of fiscal year 2006. The primary generators of cash in the first half of fiscal year 2006 were as follows:

  a net loss of $24.0 million,

  an increase in accounts receivable of $1.8 million,

  an increase in merchandise inventories, net of $12.2 million primarily due to seasonality and lower inventory levels during the summer months,

  a decrease in accrued payroll of $2.0 million, and

  a decrease in accrued expenses of $3.5 million and other long-term liabilities of $2.8 million.

          These were partially offset by the following:

  An increase in accounts payable of $13.3 million, due to payments on merchandise purchased for the holiday season,

  depreciation and amortization of $5.8 million, and

  Payment in kind interest of $3.1 million

          Cash used in investing activities included the funding of capital expenditures of $5.5 million related primarily to the build out of the new leased support office, store remodeling and software and hardware purchases.

          The Company generated cash of $14.7 million from financing activities in the first half fiscal 2006. Proceeds of $20.0 million under the Term Loan Agreement, as later amended and restated by the Second Amended and Restated Term Loan Agreement from affiliates of Prentice and Holtzman was used to pay down the revolver which decreased by a net of $5.0 million and fund operating needs. Outstanding checks increased $1.5 million in the first half and the Company paid financing costs of $1.8 million associated with the amendment to the Senior Credit Agreement and the Term Loan Agreement.

     Other Liquidity and Capital Resources Elements

          See “Part I, Item 1. Financial Statements—Note 9 to the Consolidated Financial Statements” regarding recent activity related to the Company’s Term Loans, Senior Tem Loan and Trade Notes Payable.

     Standby Letters of Credit

          As of August 4, 2007, Whitehall maintained standby letters of credit in the aggregate of $5.9 million issued to various third parties as beneficiaries pursuant to contracts entered into in the normal course of business. Such standby letters of credit are secured by our Senior Credit Agreement and reduce the calculated revolver availability pursuant to the Senior Credit Agreement.

     Contractual Obligations

          Significant changes to our contractual obligations are discussed in our Current Report on Form 8-K filed on August 1, 2007 and Registration Statement on Form S-1 filed on August 31, 2007 include i) negations underway to extend the payment terms on about 90% of $22.4 million in non-current accounts payable vendor trade notes from September 30, 2007 to March 31, 2009 (see further discussion in “Part I, Item 1. Financial Statements—Note 9 to the Consolidated Financial Statements” under “Trade Notes Payable” and ii) the conversion of all of our Term Loans, including interest, to equity on July 27, 2007 as part of the 2007 Merger and Equity Transactions, as further discussed in “Part I, Item 1. Financial Statements—Note 3 to the Consolidated Financial Statements.”

New Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fis-

cal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its results of operation or financial position.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

          The Company’s exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit facility. The Company’s private label credit card provider charges the Company varying discount rates for its customers’ credit program purchases. These discount rates are sensitive to changes in interest rates. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

Gold Price Risk

          The Company does not hedge gold price changes. Current increases in gold prices have had and may have a future negative impact on gross margin to the extent sales prices do not increase commensurately.

Diamond Price Risk

          Recent increases in diamond prices may have a future negative impact on gross margin to the extent that sales prices for such items do not increase commensurately.

Item 4. Controls and Procedures

          The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 4, 2007.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          Settlement Agreement and Release with John R. Desjardins. We settled the action previously filed on December 7, 2006 by Mr. Desjardins against Whitehall pursuant to a Settlement Agreement and Release dated June 15, 2007. Under this agreement, Mr. Desjardins executed a general release of claims against Whitehall, its parents, subsidiaries and affiliates and agreed to voluntarily dismiss his complaint against Whitehall listed above. Mr. Desjardins also agreed to confidentiality and nondisparagement covenants in favor of Whitehall, its parents, subsidiaries and affiliates. In consideration for the above, we agreed to pay Mr. Desjardins a severance payment of $1,137,625. More than half of this severance payment will be payable simultaneously upon dismissal of the above referenced action and the balance of which is payable in 24 monthly installments with interest. Whitehall has executed a promissory note in Mr. Desjardins’s favor with respect to these payments. Under the agreement, we have agreed to continue certain fringe benefits as well as reimburse Mr. Desjardins for other expenses related to insurance matters and maintain group health insurance coverage for Mr. Desjardins for 30 months following the date his employment terminated. We also agreed to pay Mr. Desjardins’s attorneys’ fees in the amount of $50,000 associated with the above referenced action.

          Settlement Agreement and Release with Matthew Patinkin. We have agreed to provide Mr. Patinkin severance payments and benefits pursuant to a Settlement Agreement and Release executed by Mr. Patinkin on August 24, 2007 and executed by Whitehall on August 29, 2007. Under this agreement, Mr. Patinkin executed a general release of claims against Whitehall, its parents, subsidiaries and affiliates. Mr. Patinkin also agreed to confidentiality, non-solicitation of employees and nondisparagement covenants in favor of Whitehall, its parents, subsidiaries and affiliates. In consideration for the above, we agreed to pay Mr. Patinkin a severance payment of $987,500, payable as follows: $493,750 upon the effective date of the release and the balance on December 14, 2007. Whitehall has executed a promissory note in Mr. Patinkin’s favor with respect to these payments. Under the agreement, we have agreed to continue certain fringe benefits as well as reimburse Mr. Patinkin for other expenses related to insurance matters and maintain group health insurance coverage for Mr. Patinkin for 30 months following the date his employment terminated. We also agreed to pay Mr. Patinkin’s attorneys’ fees in the amount of $50,000 incurred in connection with this agreement.

Item 1A. Risk Factors

Risks Related to Our Business

          There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this filing on Form 10-Q, our current report on Form 8-K filed on August 1, 2007 and our Registration Statement on Form S-1 filed on August 31, 2007, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our Common Stock could decline, and investors could lose part or all of their investment.

We have recorded substantial net losses and declines in comparable store sales in recent periods and there is no assurance that we will not continue to incur substantial losses and declines in comparable store sales.

          We recorded net losses and decreases in comparable store sales in fiscal years 2004, 2005, 2006, and the first half of fiscal year 2007. It is likely that we will continue to have net losses through at least fiscal year 2007. There is no assurance that we will not continue to incur substantial losses and declines in comparable store sales in the future.

Our current levels of debt could impact our operations in the future.

          As of August 4, 2007, we had approximately $98.3 million of outstanding debt, constituting approximately 58.8% of our total debt and stockholders’ equity, including $76.0 million under our Third Amended and Restated Credit Agreement (the “Senior Credit Agreement”), dated as of February 20, 2007, by and among the Company, LaSalle Bank National Association (“LaSalle”), as administrative and collateral agent for the banks party thereto (“Banks”), the Banks, Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents for a total facility up to $125.0 million through February 20, 2011, and approximately $22.3 million in trade notes payable to vendors.

          Our debt levels fluctuate from time to time based on seasonal working capital needs.

          The aforementioned agreements include negative covenants and a minimum availability covenant that could restrict or limit our operations. In addition, the degree to which we are leveraged, as well as the restrictions contained in these agreements, could impair our ability to obtain additional financing for working capital or other corporate purposes.

          We are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage, and our leverage could make us more vulnerable to changes in general economic conditions or factors affecting the jewelry business generally. In addition, a substantial portion of our indebtedness bears interest at fluctuating rates and increases in interest rates would adversely affect our results of operations or financial condition. Our costs of borrowings are higher than many of our competitors.

We have undergone substantial changes, which could adversely affect our business.

          We have experienced a number of changes during fiscal 2005, 2006 and 2007, including, but not limited to, the following: six different Chief Executive Officers for Whitehall; major changes in our bank loan facilities; incurrence and repayment of indebtedness from affiliates of Prentice and Holtzman; the closing of 77 retail store locations over a period commencing in November 2005 and ending in April 2006; net losses totaling $84.4 million in fiscal 2005 and $44.9 million in fiscal 2006, a merger transaction in June of 2006 pursuant to which WJ Holding acquired all of the outstanding capital stock of Whitehall, a merger between WJ Holding and Whitehall, and the 2007 Merger and the 2007 Equity Transactions on July 27, 2007.

A previous independent registered public accounting firm, PricewaterhouseCoopers LLP, had doubt as to our ability to continue as a going concern.

          Our accompanying audited financial statements had been prepared on a going concern basis and do not include any adjustments that might result if we cease to continue as a going concern. As a result of the recurring losses from operations and liquidity deficiency that we had experienced, a previous independent registered public accounting firm had concluded that there was substantial doubt as to our ability to continue as a going concern. They had discussed this uncertainty in their report on our audited financial statements for the fiscal year ended January 31, 2006. Uncertainty about our ability to continue as a going concern may create a concern among our current and future vendors and lenders, which may make it more difficult for us to meet our obligations. In connection with the use of proceeds from the 2007 Equity Transactions and pursuant to the Contribution Agreement, the indebtedness of the Company was reduced in July 2007.

Our quarterly operating results will fluctuate due to seasonality and other factors, and variation in quarterly results could cause the price of our Common Stock to decline.

          Our business is highly seasonal, with a significant portion of our sales and most of our gross profit generated during the fourth fiscal quarter ending the Saturday closest to the thirty-first day of January. Sales in the fourth quarter of fiscal 2006, ending January 31, 2007, accounted for 38% of annual sales for such fiscal year. The net income before discontinued operations for the fourth quarter of fiscal 2006 was $1.0 million as compared to a net loss before discontinued operations of $46.7 million recorded in the previous three fiscal quarters. In recent years, we have generated losses in each of the first three fiscal quarters. We also have historically experienced lower net sales and minimal net income in each of our first three fiscal quarters and we expect this trend to continue for the foreseeable future. We expect to continue to experience fluctuations in our net sales and net income due to a variety of factors. A shortfall in results for the fourth quarter of any fiscal year could have a material adverse effect on our annual results of operations. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including: increases or decreases in comparable store sales; timing of new store openings and net sales contributed by new stores; timing of certain holidays and special and/or promotional events initiated by us; changes in our merchandise; inventory availability and our ability to fund inventory purchases; general economic, industry and weather conditions and disastrous national events that affect consumer spending; and the pricing, merchandising, marketing, credit and other programs of our competitors.

Our business is particularly susceptible to adverse economic conditions.

          Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions) affecting disposable consumer income such as employment wages and salaries, business conditions, interest rates, availability and cost of credit and taxation, for the economy as a whole and in regional and local markets where we operate. In addition, we are dependent upon the continued popularity of malls as a shopping destination and the ability of malls or tenants and other attractions to generate customer traffic for our stores. Increases in gasoline prices may affect the popularity of malls as shopping destinations and our customer traffic and may have a depressing effect on discretionary consumer spending generally. There can be no assurance that consumer spending will not be adversely affected by general economic conditions or a decrease in mall traffic, thereby negatively affecting our results of operations or financial condition.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected.

          We are highly dependent upon the ability and experience of our senior executives and other key employees. We have experienced and continue to experience substantial employee turnover. It is likely that there will be additional changes to our management team and other personnel as we focus on improving execution and reducing costs. Our inability to retain highly qualified management personnel or find suitable replacements could have a material adverse effect on our results of operations or financial condition and may negatively impact the execution of our plan to improve operations. We do not maintain “key executive” life insurance on any of our executives.

          Moreover, our success depends on our ability to attract and retain qualified personnel. We have experienced high turnover among our support office and field personnel, especially store managers, and other personnel in recent periods, which has had an adverse impact on our results of operations. We cannot assure you that we will be able to attract and retain qualified personnel in the future, or that there will not be disruptions to our operations as a result of personnel changes.

We face significant competition.

          The retail jewelry business is fragmented and subject to increasingly intense competition. We compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls or off-mall superstores, as well as with department stores, discounters, direct mail suppliers and televised home shopping networks. A number of our competitors are substantially larger and have greater financial resources than we do. Some of our competitors, such as Signet Group plc, which owns Kay Jewelers, Jareds and some regional chains, have substantially increased their number of stores and marketing expenditures in recent years, which we believe has resulted in increases in their market share and affected our results of operations. To the extent that our merchandising, marketing and/or promotional programs are not successful, we may lose customers to our competitors. We believe that the other primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth and depth of merchandise offered, pricing, credit and reputation. We also believe that we compete for consumers’ discretionary spending dollars with retailers that offer merchandise other than jewelry. In addition, we compete with jewelry and other retailers for desirable locations and qualified personnel. The foregoing competitive conditions may adversely affect our results of operations or financial condition.

          We also face significant new competition from Internet jewelry retailers. Over the past several years a number of businesses began marketing fine jewelry via the Internet. The large scale consumer acceptance of Internet fine jewelry retailing is affecting the jewelry retailing business, resulting in additional competition for sales and lower price points and margins, and we believe that the increase of Internet retailing has adversely affected our results of operations and financial condition. We are not currently transacting Internet sales of jewelry.

A decrease in the availability of, or an increase in the cost of, consumer credit could have a negative impact on our business.

          The third party credit we offer to our customers is supplied to us primarily through a private label credit card arrangement with G.E.C.C. During fiscal 2006, private label credit card sales accounted for approximately 38% of our net sales while total non-private label credit sales, including major credit cards such as Visa, MasterCard,

American Express and others, generally constituted approximately 50% of our net sales. The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition. During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability or increase the cost of such credit.

We depend on our major suppliers and on the availability of merchandise, including consigned merchandise, and we will need their support to maintain our liquidity.

          We do not manufacture our own merchandise but instead work closely with a number of suppliers. During fiscal 2006, our largest supplier accounted for approximately 14% of our total purchases, and our largest five suppliers accounted for approximately 42% of such purchases. Our relationships with our primary suppliers are generally not pursuant to long-term agreements. We depend on our suppliers to ship merchandise on time and within our quality standards. Although we believe that there are a number of suppliers of fine jewelry, the loss of one or more of our major suppliers, particularly at critical times during the year, could have a material adverse effect on our results of operations or financial condition.

          In recent periods, we have requested temporary extensions of payment terms from some of our key suppliers in order to manage liquidity needs and have also slowed our accounts payable schedules generally. Our liquidity depends on continued vendor support, and changes in the extensions of credit or other terms by vendors could have a material adverse effect on us.

          A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The weighted average percentage of our total inventory that was carried on consignment for fiscal 2004, 2005, 2006, and the first half of fiscal 2007 (based on the inventory levels at the end of each fiscal year or quarter, as applicable) was 29.1% , 26.5%, 18.4% and 21.9%, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the general economy or their perception of the desirability of doing business with us. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

          Our business is particularly susceptible to fluctuations in gem and gold prices.

          Our company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2006, diamonds, gold and precious and semi-precious jewelry accounted for approximately 94% of our total merchandise sales. A significant change in prices or in the availability of diamonds, gold or other precious and semi-precious metals and stones could have a material adverse effect on our results of operations or financial condition. In recent periods, we have experienced increases in diamond prices, which we expect to continue to increase our overall costs, adversely affecting our results of operations. There appears to be increasing consumer acceptance of diamond substitutes and, as a result, there may be less consumer willingness to pay higher diamond prices. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company as well as the retail jewelry industry as a whole. Higher priced jewelry items, such as the higher price point merchandise that we have emphasized in recent periods, tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

We are subject to restrictions set forth in a non-prosecution agreement.

          Whitehall was involved in certain class action securities litigation, stockholder derivative litigation and other proceedings that have now all been settled. Whitehall entered into a non-prosecution agreement (as amended) with the United States Attorney’s Office for the Eastern District of New York on September 28, 2004, which placed certain conditions on us. The non-prosecution agreement has a three-year term and, therefore, is set to expire on September 27, 2007.

We may have to take additional accounting charges on our financial statements.

          We include as assets on our financial statements leasehold improvements, furniture, fixtures, inventory, goodwill, intangible assets and other items that are subject to impairment charges under generally accepted accounting principles if the net book values of such items on our financial statements exceed their fair market values. For fiscal year 2005, we recorded non-cash impairment charges of $11.6 million, of which $8.4 million related to discontinued operations, relating to long-lived assets, primarily furniture, fixtures and leasehold improvements at 102 (77 related to discontinued operations) of our retail stores. These impairment charges had the effect of reducing our earnings for fiscal year 2005. There were no impairment charges in fiscal year 2006 or the first half of fiscal 2007. There can be no assurance that we will not take additional impairment charges in the future as a result of additional store closings, other restructurings, other impairments or the valuation of other assets.

          In addition, from time to time, we take price reductions on certain merchandise inventory, and may use alternative methods of disposition of certain inventory, which could result in future additional valuation allowances.

We are subject to substantial regulation.

          Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to our customers historically has been provided by third parties with limited recourse to us based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

          Our operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry. In past marketing to our customers, we compared most of our prices to “reference prices.” Our literature indicates to customers that our reference price for an item is either the manufacturer’s suggested retail price or our determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers and is not our current selling price or the price at which we formerly sold such item.

          We are also regulated by federal and state laws related to our provision of jewelry service plans.

We are controlled by affiliates of Prentice and by Holtzman, whose interests may not be aligned with yours.

          After giving effect to the 2007 Merger and the 2007 Equity Transactions, Holtzman and affiliates of Prentice indirectly control approximately 80.04% of our outstanding Common Stock. As a result, our controlling stockholders will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

          Three of our five directors are either employees of or advisors to Prentice or Holtzman. Holtzman and affiliates of Prentice will also have sufficient voting power to amend our organizational documents. The interests of Prentice and Holtzman may not coincide with the interests of other holders of our Common Stock. Additionally, Prentice and Holtzman are in the business of making investments in companies and, from time to time, may acquire and hold interests in businesses that compete directly or indirectly with us. Prentice and Holtzman may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

          So long as Prentice and Holtzman continue to own a significant amount of the outstanding shares of our Common Stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

We may be required to pay the remaining balance of our trade debt in the aggregate amount of approximately $22.3 million in the event that we default on obligations under a Note Extension Agreement.

          As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity and Capital Resources Elements—Trade Notes Payables”, on or about May 25, 2007, we sent a proposed Note Extension Agreement (“NEA”) to inventory suppliers (“Suppliers”), requesting such Suppliers extend the payment date for their remaining trade debt balance of approximately $22.3 million. Under the terms of the NEA, in consideration for these Suppliers agreeing to extend the maturity date until March 31, 2009, we agreed, among other things: (i) to make early payments to such Suppliers who executed the NEA for certain holiday merchandise purchased in 2007 and (ii) to have certain additional events of default under the individual unsecured promissory notes, issued to the participating Suppliers, including, but not limited to limiting payments under the Trade Notes to all Suppliers that did not execute the NEA (“Non-Participating Suppliers”) in advance of the March 31, 2009 date in excess of an aggregate amount of $2.5 million.

          If payments are made to Non-Participating Suppliers by Whitehall in excess of $2.5 million (as explained above) prior to March 31, 2009, that would be an event of default under each respective NEA and cause the existing indebtedness due under the Trade Notes held by Suppliers that executed the NEA to become immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity and Capital Resources Elements—Trade Notes Payables”.

If we are unsuccessful in maintaining compliance with or modifying our registration obligations under the Registration Rights Agreement, we may incur substantial monetary penalties.

          The agreements we entered into in connection with the 2007 Equity Transactions require us to, among other things, register for resale the Shares and the Warrant Shares, and maintain the effectiveness of the registration for an extended period of time. We are required to file this registration statement covering the resale of all of the Shares and Warrant Shares, subject to certain cutbacks, within 90 days of the closing of the 2007 Equity Transactions and to use reasonable best efforts to cause this Registration Statement to be declared effective by the earlier of (i) 120 days after the closing of the 2007 Equity Transactions (150 days if the Registration Statement is reviewed by the SEC) and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the Registration Statement may be accelerated.

          If we fail to cause the Registration Statement to be filed or declared effective on or before the time periods specified above, or cause the Registration Statement to remain effective for the lesser of (x) two years from the closing and (y) such shorter period for the availability of sales of securities pursuant to Rule 144(k) promulgated under the Securities Act, except for allowable grace periods, we shall be required to pay the Purchasers liquidated damages equal to 1.0% of the aggregate purchase price for the Shares per month until such failures are cured and interest accrues at a rate of 1.0% per month on any late liquidated damages payments. However, (i) in no event shall the aggregate liquidated damages payable pursuant to the Registration Rights Agreement exceed in the aggregate ten percent (10%) of the aggregate purchase price of the Shares paid to us pursuant to the Securities Purchase Agreement and (ii) no liquidated damages shall be due pursuant to the Registration Rights Agreement as a result of any failure caused by the application of Rule 415 by the SEC and no liquidated damages shall be payable with respect to the Warrants or the Warrant Shares.

Risks Related to our Common Stock

Since there has been no active public market for our Common Stock, prospective investors may not be able to resell their shares at or above the purchase price paid by such investor, or at all.

          Our Common Stock is eligible for quotation, but has never traded, on the Over the Counter Bulletin Board (the “OTC Bulletin Board”) of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “WHJH”. The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including: (a) lack of readily available price quotations; (b) lower trading volume; (c) absence of consistent administrative supervision of “bid” and “ask” quotations; and (d) market conditions.

          Our Common Stock’s value could be affected by: (a) conditions or trends in the markets in which we operate; (b) failure to meet financial analysts’ expectations; (c) actual or anticipated variations in our operating results; (d) changes in earnings estimates and recommendations by financial analysts; (e) changes in financial estimates by securities analysts; (f) sales of Common Stock or other securities in the open market; (g) announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; (h) changes in the market valuations of other jewelers; (i) adoption of new accounting standards affecting our industry; (j) additions or departures of key personnel; and (k) other events or factors, many of which are beyond our control.

          You may experience fluctuations in the market price of our securities in a volatile market. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. You may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned in these situations. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using Common Stock as consideration.

Securities analysts may not initiate coverage or continue to cover our Common Stock and this may have a negative impact on our Common Stock’s market price.

          The trading market for our Common Stock may depend significantly on the research and reports that securities analysts publish about our business or us. There is no guarantee that securities analysts will cover our Common Stock and we do not have any control over these analysts. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect our Common Stock’s market price. If we are covered by securities analysts and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our Common Stock may be considered a “penny stock” and may be difficult to sell.

          The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. If, upon development of a market, the market price of our Common Stock falls below $5.00 per share, the SEC’s penny stock rules require that a broker-dealer deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market, before a transaction in a penny stock, not otherwise exempt from the rules, can take place. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that, before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our Common Stock and may affect the ability of investors to sell their shares.

Future sales of our Common Stock may depress our stock price.

          Sales of a substantial number of shares of our Common Stock in the public market could cause a decrease in the market price of our Common Stock. On July 27, 2007, immediately following the 2007 Merger, we had 39,953,121 shares of Common Stock outstanding. We are required to file a registration statement covering the Shares and Warrant Shares issued in the 2007 Equity Transactions, subject to certain cutbacks, and use our best efforts to cause this registration statement to be declared effective by the SEC by the earlier of (i) 120 days after the closing of the 2007 Equity Transactions (150 days if the Registration Statement is reviewed by the SEC) and (ii) the fifth trading day following the date on which we are notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the Registration Statement may be accelerated, at which point all of the Shares and Warrant Shares covered by such registration statement will be eligible for resale. We are permitted, under the terms of the Registration Rights Agreement, to include any shares of Common Stock issued to

PWJ Lending, PWJ Funding and Holtzman (the “Prentice Holtzman Shares”) pursuant to the 2007 Merger on the Registration Statement, and if any Prentice Holtzman Shares are included in the Registration Statement, those Prentice Holtzman Shares will be eligible for resale as well. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of these shares were sold in the public market, the market value of our Common Stock could be adversely affected.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

          Whitehall has not operated as a public company since June 8, 2006. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement/appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent registered public accountant opinion that the Sarbanes-Oxley Act requires for publicly traded companies to obtain.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our Common Stock.

          Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we anticipate that we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We are updating the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Management’s assessment will cost approximately $400,000.

          Beginning with our annual report on Form 10-K for the fiscal year ended January 31, 2009 our auditors will be required to issue an opinion on the effectiveness of our internal controls over financial reporting. There can be no assurance that our auditors will be able to issue an unqualified opinion on such assessment. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

          In addition, in connection with our ongoing assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

          In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remedy any material weaknesses or significant deficiencies that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. Any failure to complete our assessment of our internal control over financial reporting, to remedy any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remedy any material weaknesses or significant deficiencies that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002.

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          During the second quarter of 2007, we purchased shares of our Common Stock as follows:

				Maximum
				Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
			Purchased	of Shares that
			as Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased*	per Share	or Programs	Programs
May 6, 2007 through June 2, 2007	0	$0.00	0	**
June 3, 2007 through July 7, 2007	0	$0.00	0	**
July 8, 2007 through August 4, 2007	20,562	$0.00	0	**

Total	20,562	$0.00	0

* We presently have no publicly announced repurchase program in place. Halter Financial Group, Inc. surrendered to BTHC 20,562 shares of BTHC common stock for cancellation as treasury shares pursuant to the Advisory Agreement between us and Halter Financial Group, Inc. entered into on July 27, 2007, in connection with the 2007 Merger.

** No publicly announced repurchase program in place.

Item 4. Submission of Matters to a Vote of Security Holders

          On July 27, 2007, the Company's stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the following matters:

(i) adoption of an amendment to the Company's certificate of incorporation to change the Company's name to Whitehall Jewelers Holdings, Inc.; and

(ii) adoption of an amendment to the Company's certificate of incorporation to change to increase the Company's authorized number of shares of common stock, par value of $0.001 per share, from 40,000,000 to 100,000,000.

For: 25,941,928 shares
Against: 0 shares

ITEM 6. Exhibits

          Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

2.1

Agreement of Merger and Plan of Reorganization dated as of July 27, 2007, among BTHC VII, Inc., WBT Acquisition Corp. and Whitehall Jewelers, Inc. Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

2.2

Agreement and Plan of Merger, dated as of February 1, 2006, by and among the Company, Prentice Capital Management, LP, Holtzman Opportunity Fund, L.P., WJ Holding Corp. and WJ Acquisition Corp. Incorporated by reference to Exhibit 2.1 of Whitehall’s Current Report on Form 8-K filed on February 3, 2006, File No. 1-15615.

3.1	Certificate of Incorporation of Whitehall Jewelers Holdings, Inc. as amended through September 6, 2007.

3.2

Certificate of Merger relating to the merger of WBT Acquisition Corp. with and into Whitehall Jewelers, Inc. Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

4.1

Registration Rights Agreement, dated as of July 27, 2007, by and among BTHC VII, Inc. and the several purchasers signatory thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.1

Form of Warrant to Purchase Common Stock, dated as of July 27, 2007, between BTHC VII, Inc. and the Holder of such warrant. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.2

Securities Purchase Agreement, dated as of July 27, 2007, by and among BTHC VII, Inc., Whitehall Jewelers, Inc., Lowenstein Sandler PC and each purchaser identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.3	2007 Whitehall Jewelers, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.4

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.5

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Mark Funasaki. Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.6

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Michael Don. Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.7

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Robert Nachwalter. Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.8

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.9

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Mark Funasaki. Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.10

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Michael Don. Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.11

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Robert Nachwalter. Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.12

Consent Agreement, dated as of June 25, 2007, made with respect to the Third Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of May 21, 2007 by and between LaSalle Bank National Association, as revolving loan agent and senior term loan agent respectively for the Revolving Loan Creditors and the Senior Term Loan Creditors, pursuant to the senior documents, PWJ Lending LLC, as subordinating reimbursement creditor and subordinating term loan agent, for the subordinating term loan creditors party to the subordinated documents, and acknowledged and assented to by Whitehall Jewelers, Inc. Incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.13

Second Amended and Restated Term Loan Credit Agreement, dated as of February 20, 2007, by and among Whitehall Jewellers, Inc., as borrower, the lending institutions from time to time party thereto, as lenders, and PWJ Lending LLC, as administrative agent and collateral agent for the agents and lenders. Incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

Exhibit No.	Description

10.14

First Amendment to the Second Amended and Restated Term Loan Credit Agreement, dated as of May 21, 2007, by and among Whitehall Jewellers, Inc., as borrower, the lending institutions from time to time party thereto, as lenders, and PWJ Lending LLC, as administrative agent and collateral agent for the agents and lenders. Incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.15

Third Amended and Restated Credit Agreement, dated as of February 20, 2007, by and among Whitehall Jewellers, Inc., as Borrower, the lending institutions from time to time party thereto, as lenders, LaSalle Bank National Association, as administrative agent and collateral agent for the agents and lenders, Bank of America, N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and lenders and ABN Amro Bank, N.V., as syndication agent for the agents and lenders. Incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.16

First Amendment to the Third Amended and Restated Credit Agreement, dated as of May 21, 2007, by and among Whitehall Jewellers, Inc., as Borrower, the lending institutions from time to time party thereto, LaSalle Bank National Association, as administrative agent and collateral agent for the agents and lenders, Bank of America, N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and lenders and ABN Amro Bank, N.V., as syndication agent for the agents and lenders. Incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.17

Term Loan and Security Agreement dated as of May 21, 2007, by and among Whitehall Jewellers, Inc., as borrower, the lending institutions from time to time party thereto, as lenders, LaSalle Bank National Association, as administrative agent and collateral agent, for the agents and the lenders, and Bank of America, N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and the lenders. Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.18	Form of Amended Trade Vendor Extension Agreement. Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.19	Form of Unsecured Term Promissory Note. Incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.20

Form of Unsecured Term Promissory Note - Extension Agreement (issued under the Amended Trade Vendor Agreement). Incorporated by reference to Exhibit 10.20 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.21

Lease between TS 125 South Wacker, L.P., as landlord, and Whitehall Jewellers, Inc., as tenant, dated June 16, 2006. Incorporated by reference to Exhibit 10.21 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.22

Third Amendment to the Whitehall Jewellers, Inc. Employee Stock Ownership Plan, dates as of January 29, 2007. Incorporated by reference to Exhibit 10.22 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.23

Amended and Restated Employment Agreement, dated February 28, 2007, between Whitehall Jewellers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.23 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.24

Employment Agreement, dated March 16, 2007, between Whitehall Jewellers, Inc. and Robert B. Nachwalter. Incorporated by reference to Exhibit 10.24 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.25

Employment Agreement, dated November 15, 2006, between Whitehall Jewellers, Inc. and Mike Don. Incorporated by reference to Exhibit 10.25 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

Exhibit No.	Description

10.26

Employment Agreement, dated November 17, 2006, between Whitehall Jewellers, Inc. and Mark Funasaki. Incorporated by reference to Exhibit 10.26 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.27

Employment Agreement, dated November 15, 2006, between Whitehall Jewellers, Inc. and David Harris. Incorporated by reference to Exhibit 10.27 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.28

Agreement and Plan of Merger, dated as of January 29, 2007, by and between Whitehall Jewellers, Inc., a Delaware corporation, and WH Inc. of Illinois, an Illinois corporation. Incorporated by reference to Exhibit 10.28 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.29

Certificate of Ownership and Merger, Merging WH Inc. of Illinois with and into Whitehall Jewellers, Inc. Under Section 253 of the General Corporation Law of the State of Delaware, dated January 29, 2007. Incorporated by reference to Exhibit 10.29 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.30

ESOP Restructuring Agreement, dated as of March 29, 1996, between Marks Bros. Jewelers, Inc. and the Marks Bros. Jewelers, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.12 of Whitehall’s Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

10.31

Amended and Restated Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.15 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997, File No. 0-028176.

10.32

Form of Executive Severance Agreements, as amended, each dated May 7, 1996, between Whitehall and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of Whitehall’s Registration Statement on Form S-3 as originally filed on January 27, 2000 (Registration No. 333-95465).

10.33

Employment Agreement, dated June 1, 2004, between Whitehall and Debbie Nicodemus-Volker. Incorporated by reference to Exhibit 10.1 of Whitehall’s Quarterly Report on Form 10-Q for the period ended April 30, 2004, File No. 1-15615.

10.34

Employment Agreement, dated October 31, 2005, between Whitehall and Robert L. Baumgardner. Incorporated by reference to Exhibit 10.1 of Whitehall’s Current Report on Form 8-K filed on November 2, 2005, File No. 1-15615.

10.35	401(k) Plan. Incorporated by reference to Exhibit 10.17 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File No. 0-028176.

10.36

Second Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.19 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176. (Note: There is no First Amendment to 401(k) Plan.)

10.37	Third Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.20 of the Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176.

10.38	Fourth Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.21 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176.

10.39

Non-Prosecution Agreement, dated as of September 28, 2004, between Whitehall and the United States Attorney’s Office for the Eastern District of New York. Incorporated by reference to Exhibit 10.1 of Whitehall’s Current Report on Form 8-K filed on September 28, 2004, File No. 1-15615.

10.40

Letter to the United States Attorney for the Eastern District of New York, dated September 28, 2004. Incorporated by reference to Exhibit 10.2 of Whitehall’s Current Report on Form 8-K filed on September 28, 2004, File No. 1-15615.

Exhibit No.	Description

10.41

Supplement to the Letter Agreement between the United States Attorney’s Office for the Eastern District of New York and Whitehall, dated September 6, 2006 (Supplement to Non-Prosecution Agreement). Incorporated by reference to Exhibit 10.41 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.42

Second Amendment to Second Amended and Restated Term Loan Credit Agreement, dated as of June 28, 2007, by and among Whitehall Jewelers, Inc., the lending institutions from time to time party thereto, and PWJ Lending LLC, as administrative agent and collateral agent for the agents and lenders. Incorporated by reference to Exhibit 10.42 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.43

Note, under the Second Amendment to Second Amended and Restated Term Loan Credit Agreement, dated June 28, 2007, for $7,500,000, whereby Whitehall Jewelers, Inc. promises to pay to the order of PWJ Lending LLC. Incorporated by reference to Exhibit 10.43 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.44

Lock-Up Agreement, dated as of July 27, 2007, by among PWJ Funding, LLC, PWJ Lending, LLC and Holtzman Opportunity Fund, LP for the benefit of those certain “Investors” (other than PWJ Funding, LLC and PWJ Lending, LLC) who are signatories to that certain Securities Purchase Agreement, dated as of even date herewith. Incorporated by reference to Exhibit 10.44 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.45

Settlement Agreement and Release, between John R. Desjardins and Whitehall Jewellers, Inc., dated June 15, 2007. Incorporated by reference to Exhibit 10.45 of the registrant’s Registration Statement on Form S-1 filed on August 31, 2007 (Registration No. 333-145863).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitehall Jewelers Holdings, Inc.
(Registrant)

Date: September 18, 2007	/s/ Peter Michielutti
Peter Michielutti
Executive Vice President and
Chief Financial Officer
(principal finance officer)

WHITEHALL JEWELERS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended August 4, 2007

Exhibit No.	Description	Method of Filing

2.1	Agreement of Merger and Plan of Reorganization dated as of July 27, 2007,	Incorporated by
	among BTHC VII, Inc., WBT Acquisition Corp. and Whitehall Jewelers, Inc.	reference

2.2	Agreement and Plan of Merger, dated as of February 1, 2006, by and among	Incorporated by
	the Company, Prentice Capital Management, LP, Holtzman Opportunity Fund,	reference
L.P., WJ Holding Corp. and WJ Acquisition Corp.

3.1	Certificate of Incorporation of Whitehall Jewelers Holdings, Inc. as amended	Filed with this
	through September 6, 2007	Report

3.2	Certificate of Merger relating to the merger of WBT Acquisition Corp. with	Incorporated by
	and into Whitehall Jewelers, Inc.	reference

4.1	Registration Rights Agreement, dated as of July 27, 2007, by and among	Incorporated by
	BTHC VII, Inc. and the several purchasers signatory thereto.	reference

10.1	Form of Warrant to Purchase Common Stock, dated as of July 27, 2007,	Incorporated by
	between BTHC VII, Inc. and the Holder of such warrant.	reference

10.2	Securities Purchase Agreement, dated as of July 27, 2007, by and among	Incorporated by
	BTHC VII, Inc., Whitehall Jewelers, Inc., Lowenstein Sandler PC and each	reference
purchaser identified on the signature pages thereto.

10.3	2007 Whitehall Jewelers, Inc. Stock Incentive Plan.	Incorporated by
reference

10.4	Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers,	Incorporated by
	Inc. and Edward Dayoob.	reference

10.5	Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers,	Incorporated by
	Inc. and Mark Funasaki.	reference

10.6	Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers,	Incorporated by
	Inc. and Michael Don.	reference

10.7	Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers,	Incorporated by
	Inc. and Robert Nachwalter.	reference

10.8	Stock Option Agreement, effective as of July 20, 2007, between Whitehall	Incorporated by
	Jewelers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.8	reference
of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.9	Stock Option Agreement, effective as of July 20, 2007, between Whitehall	Incorporated by
	Jewelers, Inc. and Mark Funasaki.	reference

10.10	Stock Option Agreement, effective as of July 20, 2007, between Whitehall	Incorporated by
	Jewelers, Inc. and Michael Don.	reference

10.11	Stock Option Agreement, effective as of July 20, 2007, between Whitehall	Incorporated by
	Jewelers, Inc. and Robert Nachwalter.	reference

Exhibit No.	Description	Method of Filing

10.12	Consent Agreement, dated as of June 25, 2007, made with respect to the Third	Incorporated by
	Amended and Restated Intercreditor and Lien Subordination Agreement, dated	reference
as of May 21, 2007 by and between LaSalle Bank National Association, as revolving loan agent and senior term loan agent respectively for the Revolving
Loan Creditors and the Senior Term Loan Creditors, pursuant to the senior documents, PWJ Lending LLC, as subordinating reimbursement creditor and subordinating term loan agent, for the subordinating term loan creditors party to the subordinated documents, and acknowledged and assented to by Whitehall
Jewelers, Inc.

10.13	Second Amended and Restated Term Loan Credit Agreement, dated as of	Incorporated by
	February 20, 2007, by and among Whitehall Jewellers, Inc., as borrower, the	reference
lending institutions from time to time party thereto, as lenders, and PWJ Lending
LLC, as administrative agent and collateral agent for the agents and lenders.

10.14	First Amendment to the Second Amended and Restated Term Loan Credit	Incorporated by
	Agreement, dated as of May 21, 2007, by and among Whitehall Jewellers, Inc.,	reference
as borrower, the lending institutions from time to time party thereto, as lenders, and PWJ Lending LLC, as administrative agent and collateral agent for the agents and lenders.

10.15	Third Amended and Restated Credit Agreement, dated as of February 20, 2007,	Incorporated by
	by and among Whitehall Jewellers, Inc., as Borrower, the lending institutions	reference
from time to time party thereto, as lenders, LaSalle Bank National Association, as administrative agent and collateral agent for the agents and lenders, Bank of
America, N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and lenders and ABN Amro Bank, N.V., as syndication agent for the agents and lenders.

10.16	First Amendment to the Third Amended and Restated Credit Agreement, dated	Incorporated by
	as of May 21, 2007, by and among Whitehall Jewellers, Inc., as Borrower, the	reference
lending institutions from time to time party thereto, LaSalle Bank National
Association, as administrative agent and collateral agent for the agents and lenders, Bank of America, N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and lenders and ABN Amro Bank, N.V., as syndication agent for the agents and lenders.

10.17	Term Loan and Security Agreement dated as of May 21, 2007, by and among	Incorporated by
	Whitehall Jewellers, Inc., as borrower, the lending institutions from time to time	reference
party thereto, as lenders, LaSalle Bank National Association, as administrative agent and collateral agent, for the agents and the lenders, and Bank of America,
N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and the lenders.

10.18	Form of Amended Trade Vendor Extension Agreement.	Incorporated by
reference

10.19	Form of Unsecured Term Promissory Note.	Incorporated by
reference

10.20	Form of Unsecured Term Promissory Note - Extension Agreement (issued	Incorporated by
	under the Amended Trade Vendor Agreement).	reference

10.21	Lease between TS 125 South Wacker, L.P., as landlord, and Whitehall	Incorporated by
	Jewellers, Inc., as tenant, dated June 16, 2006.	reference

Exhibit No.	Description	Method of Filing

10.22	Third Amendment to the Whitehall Jewellers, Inc. Employee Stock Ownership	Incorporated by
	Plan, dates as of January 29, 2007.	reference

10.23	Amended and Restated Employment Agreement, dated February 28, 2007,	Incorporated by
	between Whitehall Jewellers, Inc. and Edward Dayoob.	reference

10.24	Employment Agreement, dated March 16, 2007, between Whitehall Jewellers,	Incorporated by
	Inc. and Robert B. Nachwalter.	reference

10.25	Employment Agreement, dated November 15, 2006, between Whitehall	Incorporated by
	Jewellers, Inc. and Mike Don.	reference

10.26	Employment Agreement, dated November 17, 2006, between Whitehall	Incorporated by
	Jewellers, Inc. and Mark Funasaki.	reference

10.27	Employment Agreement, dated November 15, 2006, between Whitehall	Incorporated by
	Jewellers, Inc. and David Harris.	reference

10.28	Agreement and Plan of Merger, dated as of January 29, 2007, by and between	Incorporated by
	Whitehall Jewellers, Inc., a Delaware corporation, and WH Inc. of Illinois, an	reference
Illinois corporation.

10.29	Certificate of Ownership and Merger, Merging WH Inc. of Illinois with and	Incorporated by
	into Whitehall Jewellers, Inc. Under Section 253 of the General Corporation	reference
Law of the State of Delaware, dated January 29, 2007.

10.30	ESOP Restructuring Agreement, dated as of March 29, 1996, between Marks	Incorporated by
	Bros. Jewelers, Inc. and the Marks Bros. Jewelers, Inc. Employee Stock	reference
Ownership Trust.

10.31	Amended and Restated Employee Stock Ownership Plan.	Incorporated by
reference

10.32	Form of Executive Severance Agreements, as amended, each dated May 7,	Incorporated by
	1996, between Whitehall and each of Hugh M. Patinkin, John R. Desjardins	reference
and Matthew M. Patinkin.

10.33	Employment Agreement, dated June 1, 2004, between Whitehall and Debbie	Incorporated by
	Nicodemus-Volker.	reference

10.34	Employment Agreement, dated October 31, 2005, between Whitehall and	Incorporated by
	Robert L. Baumgardner.	reference

10.35	401(k) Plan.	Incorporated by
reference

10.36	Second Amendment to 401(k) Plan.	Incorporated by
reference

10.37	Third Amendment to 401(k) Plan.	Incorporated by
reference

10.38	Fourth Amendment to 401(k) Plan.	Incorporated by
reference

10.39	Non-Prosecution Agreement, dated as of September 28, 2004, between	Incorporated by
	Whitehall and the United States Attorney’s Office for the Eastern District of	reference
New York.

10.40	Letter to the United States Attorney for the Eastern District of New York,	Incorporated by
	dated September 28, 2004.	reference

Exhibit No.	Description	Method of Filing

10.41	Supplement to the Letter Agreement between the United States Attorney’s	Incorporated by
	Office for the Eastern District of New York and Whitehall, dated September 6,	reference
2006 (Supplement to Non-Prosecution Agreement).

10.42	Second Amendment to Second Amended and Restated Term Loan Credit	Incorporated by
	Agreement, dated as of June 28, 2007, by and among Whitehall Jewelers, Inc.,	reference
the lending institutions from time to time party thereto, and PWJ Lending LLC, as administrative agent and collateral agent for the agents and lenders.

10.43	Note, under the Second Amendment to Second Amended and Restated Term	Incorporated by
	Loan Credit Agreement, dated June 28, 2007, for $7,500,000, whereby	reference
Whitehall Jewelers, Inc. promises to pay to the order of PWJ Lending LLC.

10.44	Lock-Up Agreement, dated as of July 27, 2007, by among PWJ Funding, LLC,	Incorporated by
	PWJ Lending, LLC and Holtzman Opportunity Fund, LP for the benefit of	reference
those certain “Investors” (other than PWJ Funding, LLC and PWJ Lending,
LLC) who are signatories to that certain Securities Purchase Agreement, dated as of even date herewith.

10.45	Settlement Agreement and Release, between John R. Desjardins and Whitehall	Incorporated by
	Jewellers, Inc., dated June 15, 2007.	reference

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed with this
Report

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed with this
Report

32	Section 1350 Certification of Chief Executive Officer and Chief Financial	Furnished with
	Officer	this Report