Form 10-Q
period 2007-11-03
Whitehall Jewelers Holdings, Inc.
filed 2007-12-18
CIK 1368147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 3, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑;

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares of the Registrant’s common stock, $.001 par value per share, outstanding as of December 13, 2007 was 39,953,121.

	WHITEHALL JEWELERS HOLDINGS, INC.

	INDEX TO FORM 10-Q

	FOR THE QUARTER ENDED NOVEMBER 3, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements—unaudited	Page

	Consolidated Statements of Operations for the three and nine months ended November 3, 2007	1-2
	(successor) and the three months ended October 31, 2006 (successor) and the periods February 1, 2006
	to June 8, 2006 (predecessor) and June 9, 2006 to October 31, 2006 (successor)

	Consolidated Balance Sheets as of November 3, 2007 and January 31, 2007	3

	Consolidated Statements of Cash Flows for the nine months ended November 3 , 2007
	(successor) and the periods February 1, 2006 to June 8, 2006 (predecessor) and June 9, 2006
	to October 31, 2006 (successor)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Whitehall Jewelers Holdings, Inc.
Consolidated Statements of Operations—unaudited
For the Three Months Ended November 3, 2007 and October 31, 2006
(in thousands, except for per share data)

	Successor	Successor
	Three Months
	Ended	Three Months Ended
	November 3, 2007	October 31, 2006
Net sales	$44,460	$48,827

Cost of sales (including buying and occupancy expenses)	35,408	36,931
Gross profit	9,052	11,896

Selling, general and administrative expenses	22,518	25,919
Professional fees and other charges	997	3,640
Loss from operations	(14,463)	(17,663)

Interest expense	1,981	4,311
Loss before income taxes	(16,444)	(21,974)

Income tax expense	—	—
Net loss from continuing operations	(16,444)	(21,974)

Income from discontinued operations, net of income taxes of $0	—	223
Net loss	(16,444)	(21,751)

Net loss per share, basic and diluted:
Continuing operations	$(0.41)	$(0.87)
Discontinued operations	—	0.01
Net loss per share	$(0.41)	$(0.86)

Weighted average common share and common share
equivalents	39,953	25,333

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Consolidated Statements of Operations—unaudited
For the Nine Months Ended November 3, 2007 and the Periods
February 1, 2006 to June 8, 2006 and June 9, 2006 to October 31, 2006
(in thousands, except for per share data)

	Successor	Successor	Predecessor
	February 1, 2007 -	June 9, 2006 -	February 1, 2006 -
	November 3, 2007	October 31, 2006	June 8, 2006
Net sales	$157,645	$78,835	$85,095

Cost of sales (including buying and occupancy expenses)	119,220	59,262	58,364
Gross profit	38,425	19,573	26,731

Selling, general and administrative expenses	72,620	38,462	35,928
Professional fees and other charges	3,607	4,305	2,489
Loss from operations	(37,802)	(23,194)	(11,686)

Interest expense	11,492	6,600	5,183
Loss before income taxes	(49,294)	(29,794)	(16,869)

Income tax expense	219	—	—
Net loss from continuing operations	(49,513)	(29,794)	(16,869)

Income from discontinued operations, net of income taxes of $0	—	223	648
Net loss	$(49,513)	$(29,571)	$(16,221)

Net loss per share, basic and diluted:
Continuing operations	$ (1.62)	$(1.18)	$(0.67)
Discontinued operations	—	0.01	0.03
Net loss per share	$(1.62)	$(1.17)	$(0.64)
Weighted average common share and common share equivalents	30,577	25,333	25,333

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Consolidated Balance Sheets—unaudited
as of November 3, 2007 and January 31, 2007
(in thousands except for share data)

	November 3,	January 31,
	2007	2007
ASSETS
Current Assets:
Cash	$1,054	$1,311
Accounts receivable, net	2,265	1,495
Merchandise inventories, net	163,663	174,090
Other current assets	3,526	1,263
Total current assets	170,508	178,159

Property and equipment, net	28,658	30,687
Intangible assets, net	12,051	12,834
Goodwill	9,215	9,215
Deferred financing costs	1,286	3,745
Total assets	$221,718	$234,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolver loans	$91,014	$83,860
Accounts payable	35,970	50,913
Customer deposits	1,152	1,959
Trade notes payable	4,760	22,366
Accrued payroll	4,303	6,617
Other accrued expenses	9,882	12,322
Other tax liabilities	815	431
Total current liabilities	147,896	178,468
Term loan – related party	—	56,080
Trade notes payable	15,536	—
Other long-term liabilities	6,167	4,460
Total liabilities	169,599	239,008
Stockholders’ Equity (deficit):
Common stock ($0.001 par value; 100,000,000 shares authorized;
39,953,121 shares issued and outstanding at November 3, 2007 and
25,333,238 issued and outstanding at January 31, 2007)	40	25
Additional paid-in capital	122,844	24,282
Stock warrants	7,422	—
Accumulated deficit	(78,187)	(28,675)
Total stockholders’ equity (deficit)	52,119	(4,368)
Total liabilities and stockholders’ equity (deficit)	$221,718	$234,640

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Consolidated Statements of Cash Flows—unaudited
For the Nine Months Ended November 3, 2007 and the Periods
February 1, 2006 to June 8, 2006 and June 9, 2006 to October 31, 2006.
(in thousands)

	Successor	Successor	Predecessor
	February 1, 2007 -	June 9, 2006 -	February 1, 2006 -
	November 3, 2007	October 31, 2006	June 8, 2006
Cash flows from operating activities:
Net loss	$(49,513)	$(29,571)	$(16,221)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	7,913	5,619	4,036
Payment in kind interest	2,992	2,515	2,169
Deferred compensation	862	—	—
Proceeds from landlord incentive	—	2,705	—
Loss on disposition of assets	501	1,561	—
Changes in assets and liabilities:	—	—	—
Decrease (increase) in accounts receivable, net	(770)	489	6
Decrease (increase) in merchandise inventories, net	10,427	(42,712)	955
Decrease (increase) in other current assets	(2,263)	2,216	(1,834)
(Decrease) increase in customer deposits	(807)	(75)	(269)
(Decrease) increase in accounts payable	(14,360)	27,619	12,777
(Decrease) increase in accrued payroll	(2,314)	2,596	(1,113)
(Decrease) increase in accrued liabilities	(1,938)	493	(4,057)
(Decrease) increase in other tax liabilities	384	405	—
(Decrease) increase in other long-term liabilities	2,209	(3,876)	368
Net cash used in operating activities	(46,677)	(30,016)	(3,183)
Cash flows from investing activities:
Capital expenditures	(4,651)	(4,334)	(2,081)
Net cash used in investing activities	(4,651)	(4,334)	(2,081)
Cash flows from financing activities:
Borrowing on revolver loan	285,620	121,605	116,334
Repayment of revolver loan	(278,466)	(86,723)	(131,401)
Proceeds from term loan	67,500	—	20,000
Repayment of term loan	(60,000)	—	—
Net assets acquired related to merger	—	(24,307)	—
Proceeds from investors related to merger	—	24,307	—
Net proceeds from sale of stock	32,290	—	—
Net proceeds from sale of stock warrants	7,422	—	—
Financing costs	(642)	—	(1,810)
Change in outstanding checks, net	(2,653)	(500)	1,887
Net cash provided by financing activities	51,071	34,382	5,010
Net change in cash and cash equivalents	(257)	32	(254)
Cash and cash equivalents at beginning of period	1,311	1,711	1,965
Cash and cash equivalents at end of period	$1,054	$1,743	$1,711

The accompanying notes are an integral part of the consolidated financial statements.

Whitehall Jewelers Holdings, Inc.
Notes to Consolidated Financial Statements

1. Description of Operations

     Whitehall Jewelers Holdings, Inc. (formerly known as BTHC VII, Inc., the “Registrant” or “BTHC”), completed the 2007 Merger (as described more fully in Note 3 below) and became the ultimate parent company of Whitehall Jewelers, Inc. (formerly known as Whitehall Jewellers, Inc.), a Delaware corporation. Whitehall Jewelers Holdings, Inc. now owns and operates a national specialty retail fine jewelry business through its wholly owned subsidiary Whitehall (defined below). While BTHC was the legal acquirer, Whitehall was the accounting acquirer, and accordingly, the financial statements presented herein are those of Whitehall. This transaction is referred to throughout this report as the “2007 Merger”. See Note 3 for further discussion of the 2007 Merger.

     Unless otherwise provided, all references in this current report to “we,” “us,” “our company,” “our,” the “Company,” or “Whitehall” refer to Whitehall Jewelers Holdings Inc./BTHC, together with its wholly-owned subsidiary Whitehall, subsequent to the July 27, 2007 Merger and Whitehall Jewellers, Inc. prior to that date.

     Prior to the 2007 Merger, BTHC had no operating business. As a result of the 2007 Merger, the Company operates one business segment, specialty retail jewelry. The Company has a national presence with 314 stores as of November 3, 2007, located in 37 states, operating in regional and super regional shopping malls. The Company’s business is highly seasonal and a significant portion of the Company’s sales and gross profit is generated in the fourth fiscal quarter of each fiscal year.

      In February 2006, Prentice, Holtzman and related entities launched a tender offer for Whitehall, followed by the 2006 merger in June 2006, which resulted in Whitehall becoming a wholly owned subsidiary of WJ Holding Corp. Following the 2006 merger, Whitehall delisted from the NYSE and ceased to be a public company. See Note 2 for further discussion of the 2006 Merger.

2. Basis of Presentation

     The consolidated unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments, such as normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of the results of interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2007.

    Change in Reporting Periods

     Effective February 1, 2007, the Company changed its quarterly reporting periods to coincide with the 4-5-4 retail reporting calendar to provide better year-to-year comparable sales and margin data. Pursuant to this calendar, the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week. Accordingly, the third quarter of fiscal year 2007 includes the period August 5, 2007 through November 3, 2007 resulting in 91 sales days versus 92 sales days in third quarter ended October 31, 2006. The nine months ended November 3, 2007 includes the period February 1, 2007 through November 3, 2007 resulting in 276 sales days versus 273 days in the nine months ended October 31, 2006. The prior year financial information has not been restated.

    Fiscal Years

     The Company’s third quarter of fiscal year 2007 and fiscal year 2006, as referred to throughout the consolidated financial statements and notes, represent the fiscal quarters ended November 3, 2007 and October 31, 2006, respectively. The first nine months of fiscal 2007 and fiscal 2006 represents the nine months ended November 3, 2007 and October 31, 2006, respectively. The Company’s fiscal year 2007 and 2006 represent the fiscal years ended February 2, 2008 and January 31, 2007, respectively.

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

     The 2006 Merger pursuant to the 2006 Merger Agreement was the second and final step in the acquisition of Whitehall by Holtzman and Prentice. The first step was a tender offer (the “Offer”) by WJ Acquisition for all of Whitehall’s outstanding common stock at a price of $1.60 per share. Prentice and Holtzman, together with their affiliates, were the largest stockholders of Whitehall prior to the Offer, owning, in the aggregate, 4,283,795 shares of common stock, representing beneficial ownership (or deemed beneficial ownership) of approximately 25.6% of the common stock outstanding and approximately the same percentage of the aggregate voting power in the Company. Following the Offer, the tendered common stock, together with the common stock already owned by Prentice, Holtzman and their respective affiliates, represented approximately 75.8% of Whitehall’s outstanding common stock and approximately the same percentage of the aggregate voting power in Whitehall. In accordance with the terms and conditions of the 2006 Merger Agreement, WJ Acquisition was merged with and into Whitehall, with Whitehall continuing as the surviving corporation. Prentice and Holtzman, and their related affiliates, owned a sufficient number of shares of common stock to assure adoption of the 2006 Merger Agreement at the Special Meeting of Stockholders, and they were required by the 2006 Merger Agreement to vote all of their shares of common stock in favor of adoption of the 2006 Merger Agreement and did so.

     As a result, the 2006 Merger Agreement was adopted and Whitehall became a wholly owned subsidiary of WJ Holding Corp. (“WJH”). The total cash purchase price was $27.3 million including transaction costs paid by Whitehall of $3.0 million. Following the merger, Whitehall ceased to be a public company.

     The consolidated unaudited financial statements of the Company as of November 3, 2007 and January 31, 2007 and for the quarter and nine months ended November 3, 2007 reflect the 2006 Merger on June 8, 2006 in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations. The Company has allocated the purchase price on the basis of its estimate of fair value of the underlying assets acquired and liabilities assumed in the 2006 Merger. Our historical financial results for the periods subsequent to the 2006 Merger on June 8, 2006 report the results of the post-merger entity, referred to as the “Successor”, and the periods prior to, and including, June 8, 2006 report the results of Whitehall in its pre-merger form, referred to as the “Predecessor”. The consolidated Statement of Operations and the Consolidated statements of cash flows for the first nine months of fiscal 2006 are separated between successor and predecessor periods and are presented separately due to a change in ownership, which resulted in purchase accounting being applied to the 2006 Merger of Whitehall and WJH.

    Liquidity

     The Company has experienced recurring losses from operations in the first nine months of fiscal year 2007 and 2006 and the prior three fiscal years, as well as significant negative cash flow from operations in the first nine months of fiscal year 2007 and 2006 and the prior two fiscal years. The Company is in the process of implementing programs intended to increase sales, improve gross margin and reduce certain operating expenses. Several of the planned initiatives are in process including, but not limited to, (i) improving management over field operations through changes in the field staffing, (ii) implementing new field incentive compensation plans, (iii) reviewing strategic alternatives related to growing the business, (iv) reducing professional fees which in fiscal 2007 and 2006 were driven by various financing transactions and a proxy contest, and (v) reducing other central and store related costs. In fiscal year 2006, as described above, the Company entered into an acquisition and merger. In the first nine months of fiscal year 2007, as described in Note 3 and Note 9, the Company 1) renegotiated its credit agreements and borrowed an additional $42.5 million, 2) entered into a reverse merger with a public company and raised $50.0 million from investors which was used primarily to repay certain term loans, 3) converted certain term loans plus accrued interest to equity, and 4) renegotiated the terms of a majority of its vendor notes, including an extension of the maturity dates.

      Based on current trends, the Company believes that the borrowing capacity under its senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions may not be adequate to meet its working capital and capital expenditure needs through the remainder of fiscal 2007. Therefore, the Company will need additional financing in the near term to fund its working capital and capital expenditure needs and, therefore, is actively seeking financing. Such financing arrangements may include additional equity investments from current or new investors, additional debt investments from current or new investors or a combination of both. There can be no assurance that additional financing could be obtained on terms that are favorable to the Company, or at all. On December 17, 2007, the Company and Prentice signed a non-binding term sheet whereby Prentice indicated its intent to arrange a senior secured term loan from one or more entities affiliated with Prentice (the “Prentice Loan Lenders”) to us in the aggregate principal amount of $25 million (the “Prentice Loan”). If extended, the Prentice Loan would: (i) be secured by a security interest in all of the assets of the Company and its subsidiaries, (ii) have a maturity date one day following maturity of the existing revolving credit facility under our senior credit agreement, (iii) be senior to all of existing borrowed money indebtedness of the Company and its subsidiaries other than indebtedness under our senior credit agreement and (iv) contain affirmative and negative covenants acceptable to the Prentice Loan Lenders. The Prentice Loan would bear interest at the rate of fifteen percent (15%) per annum (such interest to be payable monthly in cash). The terms of the Loan would permit repayment of all or a portion of the loan in certain circumstances, subject to the consent of our senior lenders. Prentice Capital Management, LP would receive, at closing, a fee equal to three percent (3%) of the Prentice Loan for arranging and structuring the Prentice Loan. The Prentice Loan would be subject to customary closing conditions, including (i) execution of an appropriate intercreditor agreement with the senior lenders, (ii) execution and delivery of a credit agreement and promissory note acceptable to the Prentice Loan Lenders and (iii) filing of appropriate UCC-1 financing statements evidencing the Prentice Loan Lenders’ security interest in the assets of the Company and its subsidiaries. Simultaneous with seeking additional funding, the Company will also seek to reduce both its corporate and store related expenses. Additionally, the Company plans to close certain under-performing locations at the lease expirations or through the negotiation of early terminations with the landlords for those selected locations, as well as continue with other ongoing initiatives to improve inventory management and increase consignment level as a total percentage of inventory.

      In addition, maturities on our vendor notes payable in March 2009, followed by the expiration of the revolving credit facility in February 2011, will likely require us to refinance such debt as it matures.

    Discontinued Operations

     The Company closed 77 stores per its plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with the liquidation have been classified as discontinued operations for all periods presented. There was no activity related to discontinued operations in the first nine months of fiscal year 2007 compared to income of $0.9 million for the first nine months of fiscal year 2006 related to reversal of excess inventory reserves for the closed stores.

3. The 2007 Merger and the 2007 Equity Transactions

    The 2007 Merger

     On July 27, 2007, WJH, the parent company of Whitehall prior to the 2007 Merger, merged with and into Whitehall with Whitehall surviving. An Agreement of Merger and Plan of Reorganization was then entered into as of July 27, 2007, by and among, Whitehall, WBT Acquisition Corp. (“WBT”) and BTHC (the “Merger Agreement”). On July 27, 2007, BTHC’s, WBT’s and Whitehall’s Board of Directors each approved the 2007 Merger. On July 27, 2007, the shareholders of Whitehall and BTHC, the sole shareholder of WBT, approved the merger by unanimous written consent. Pursuant to the Merger Agreement, at the effective time of the 2007 Merger, WBT merged with and into Whitehall, with Whitehall remaining as the surviving entity and a wholly owned and operating subsidiary of BTHC by canceling all shares of Whitehall common stock (“Whitehall Common Stock”) then outstanding and issuing to BTHC one share of Whitehall Common Stock. In addition, pursuant to the 2007 Merger, the legal existence of WBT ceased and all shares of WBT common stock that was outstanding immediately prior to the Merger were cancelled. This Merger transaction is referred to throughout this report as the “2007 Merger”. At the same time and pursuant to the Merger Agreement, BTHC issued to the former shareholders of Whitehall an aggregate of 24,853,800 shares of BTHC common stock (the “BTHC Common Stock”), which resulted in such former shareholders owning approximately 62.21% with respect to the pre-Merger shares owned of issued and outstanding BTHC Common Stock and warrants to purchase 3,567,471 shares of BTHC

Common Stock, after giving effect to the issuance of capital stock pursuant to the 2007 Equity Transactions (as defined below), but not counting additional shares or capital stock acquired by the PWJ Lending LLC and PWJ Funding LLC (collectively the “PWJ Entities”) as part of the 2007 Equity Transactions. The PWJ Entities also subscribed for an additional 7,134,941 shares of BTHC Common Stock pursuant to the 2007 Equity Transactions, and therefore upon conclusion of the 2007 Merger and the 2007 Equity Transactions, affiliates of Prentice Capital Management LP (“Prentice”) collectively owned 64.9% of BTHC’s issued and outstanding shares of BTHC Common Stock. In addition, pursuant to the Merger Agreement, options to purchase 9,847 shares of Whitehall Common Stock, each at an exercise price of $850 per share prior to the 2007 Merger, were converted into options to purchase 2,447,129 shares of BTHC Common Stock, each at an exercise price of $3.42 per share.

     To facilitate the 2007 merger and issuance of stock options, Whitehall executed a stock split on June 21, 2007 whereby each of the 10 shares of Whitehall Common Stock then outstanding were converted into 10,000 shares of Whitehall Common Stock resulting in 100,000 shares of Whitehall Common Stock issued and outstanding prior to the effective time of the 2007 Merger. As of the effective date of the merger, 100,000 of Whitehall’s Common Stock were cancelled and one share of Whitehall Common Stock was issued to BTHC. In consideration for the cancellation of the Whitehall shares, shareholders received stock in the parent company.

     On July 27, 2007, BTHC entered into an Advisory Agreement with Halter Financial Group, Inc. and Halter Financial Investments, L.P. (the “Advisory Agreement”), pursuant to which Halter Financial Group, Inc. agreed to provide financial advisory services in connection with the Merger. Pursuant to the Advisory Agreement, upon completion of the 2007 Merger, Halter Financial Group, Inc. received a fee of $0.3 million. In addition, the Advisory Agreement provides that Halter Financial Investments, L.P. surrenders to BTHC for cancellation as treasury shares 20,562 shares of BTHC Common Stock. Halter Financial Group has agreed to indemnify BTHC from certain costs that may arise in connection with BTHC’s plan of reorganization, as set forth in the Advisory Agreement. Halter Financial Investments, L.P. has also agreed not to issue, sell, offer or agree to sell, grant any option for the sale of, pledge, enter into any swap, derivative transaction or other arrangement that transfers to another, any of the economic consequences of ownership with respect to 164,719 shares of BTHC Common Stock during the period beginning on July 27, 2007 and continuing to and including the date that is the earlier of six months from such date, and the date that the resale registration statement for those and certain other shares is declared effective.

     After the consummation of the 2007 Merger, BTHC amended its certificate of incorporation to (i) increase its authorized number of shares of BTHC Common Stock from 40 million to 100 million, and (ii) change its name to Whitehall Jewelers Holdings, Inc. Shortly after the consummation of the 2007 Merger, affiliates of Prentice, as holders of over a majority of the issued and outstanding Common Stock, executed written consents of the shareholders of the merged Company approving such amendments. These amendments became effective on September 6, 2007 with the filing of a Certificate of Amendment with the Secretary of State of Delaware. Upon closing of the 2007 Merger and the 2007 Equity Transactions, the stockholders of BTHC prior to the 2007 Merger controlled 479,438 shares of Common Stock or 1.2% of the total outstanding shares of BTHC Common Stock immediately after the 2007 Merger.

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

     In connection with the Securities Purchase Agreement, BTHC and the Purchasers entered into a Registration Rights Agreement, dated as of July 27, 2007 (the “Registration Rights Agreement”), and the Company agreed to file a registration statement to register the resale of the Shares and the shares underlying the Warrants (the “Registration Statement”), subject to certain cutbacks, within 90 days of the closing date and to use reasonable best efforts to cause the Registration Statement to be declared effective by the earlier of (i) (a) in the event that the Registration Statement is not subject to review by the SEC, the 120th calendar day following the closing of the 2007 Equity Transactions and (b) in the event that the Registration Statement is subject to review by the SEC, the 150th day following the closing of the 2007 Equity Transactions, and (ii) the fifth trading day following the date on which the merged company is notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the Registration Statement may be accelerated. If the merged company fails to cause the Registration Statement to be filed or declared effective on or before the time periods specified above, or cause the Registration Statement to remain effective for the lesser of (x) two years from the Closing and (y) such shorter period for the availability of sales of securities pursuant to Rule 144(k) promulgated under the Securities Act, except for allowable grace periods, the merged company shall be required to pay the Purchasers liquidated damages equal to 1% of the aggregate purchase price for the Shares per month until such failures are cured, subject to a cap of 10%. On July 27, 2007, PWJ Funding, PWJ Lending and Holtzman entered into a Lock-Up Agreement for the benefit of the Purchasers and agreed not to issue, sell, offer or agree to sell, grant any option for the sale of, pledge, enter into any swap, derivative transaction or other arrangement that transfers to another, any of the economic consequences of ownership of any of their respective shares (other than the Shares and Warrants purchased by the PWJ Entities pursuant to the Securities Purchase Agreement and the Warrant Shares underlying the Warrants purchased by the PWJ Entities pursuant to the Securities Purchase Agreement) beginning on July 27, 2007 and continuing to and including the date that is 180 calendar days after the date that the Registration Statement is declared effective.

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

     In connection with the 2007 Equity Transactions and share registration, Whitehall incurred expenses, which included, without limitation, commissions to the placement agency, legal and accounting fees, and other miscellaneous expenses, of approximately $3.0 million which were charged to additional paid in capital.

     Proceeds from the 2007 Equity Transactions were used to repay the $35.0 million Senior Term Loan facility. After taking into account the contribution of approximately $7.6 million of indebtedness by PWJ Lending in return for Shares and Warrants pursuant to the 2007 Equity Transactions, the remaining net proceeds of $7.4 million were or will be used for general corporate purposes, including working capital, merger and equity related fees, payments of other indebtedness, sales and marketing and capital expenditures.

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

    Merchandise Inventories

     Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from merchandise vendors. Periodic credits or payments from merchandise vendors in the form of consignment conversions, volume or other purchase discounts and other vendor consideration are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon our analysis and estimates. In-bound freight and certain merchandise procurement, central distribution and internal warehouse costs are allocated to inventory and expensed in cost of sales based on inventory turnover.

     Certain of the Company’s agreements with merchandise vendors provide credits for co-op advertising as calculated as a percentage of net merchandise purchases. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company earned vendor allowances for advertising of $1.1 million for the first nine months of fiscal year 2007 and $2.2 million for the first nine months of fiscal year 2006. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company recognizes a lower cost of sales.

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

    Legal Contingencies

     The Company is involved in certain legal matters and other claims. As required by Financial Accounting Standards Board (“FASB”) through Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in legal matters when analyzing potential outcomes. Based on the nature of such estimates, it is possible that future results of operation or net cash flows could be materially affected if actual outcomes are significantly different than management’s estimates related to these matters.

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

    Advertising and Marketing Expense

      The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit which is typically during the month the advertising takes place. Advertising expense was $4.6 million and $3.6 million for the nine months ended November 3, 2007 and October 31, 2006, respectively.

      Direct-response advertising consists primarily of special offers, flyers and catalogs that, from time to time, include value off coupons for merchandise.

    Lease Expense

     The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. For each store, the Company’s retail store lease term is deemed to commence on the date the Company has access to and control of such retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases.

     Virtually all leases covering retail stores provide for additional contingent rental payments based on a percentage of sales. These costs are expensed in the period incurred.

    Accounting for Stock Based Compensation

     The Company adopted Statement 123R on February 1, 2006, using the modified prospective method, whereby the Company applied Statement 123R to new and modified awards beginning February 1, 2006. Additionally, the Company recognized compensation cost as expense for the portion of outstanding unvested options, based on the grant-date fair value of those awards calculated using the fair value measurement of the unvested options issued. There were no options granted or modified in fiscal year 2006. However, see Note 6 below for further discussion regarding stock-based compensation and options issued in the second and third quarter of fiscal year 2007.

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

    Accounting for Guarantees

     The Company has adopted the guidance of FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. Under the 2006 Merger Agreement, all rights to exculpation and indemnification for acts or omissions occurring prior to the effective time in favor of the current or former directors or officers or employees or agents of the Company or any of its subsidiaries or other entities, at the request of the Company or any of its subsidiaries, as provided in its charter or bylaws or in any agreement, survived the 2006 Merger and will continue in full force and effect in accordance with their terms. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of certain future amounts paid. The Company has no liabilities recorded for these obligations as of November 3, 2007.

5. Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of Common Stock outstanding for the reporting period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants determined using the treasury stock method. The Company had 3,602,129 stock options and 7,309,942 stock warrants outstanding at November 3, 2007. During all period presented the Company incurred net losses. A net loss causes all outstanding stock options and warrants to be antidilutive (that is, the potential dilution would decrease the loss per share). As a result, the stock options and warrants are not included in the diluted loss per share calculation as their effect would be antidilutive.

     As a result of the 2007 Merger and 2007 Equity Transactions described in Note 3 above, Whitehall’s 100,000 shares outstanding just prior to the 2007 Merger were recapitalized into 24,853,800 million shares of the Registrant’s common stock. The recapitalization of Whitehall shares is presented retrospectively as if it occurred at the beginning of each reporting period presented along with the 479,438 shares owned by existing BTHC shareholders at the date of the 2007 Merger. Also in conjunction with the 2007 Equity Transactions, the Registrant issued 14,619,883 additional shares on July 27, 2007, which were included in the weighted average number of shares calculated for the three and nine months ended November 3, 2007.

6. Stock-Based and Other Incentive Compensation

     The Company continues to apply SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which requires companies to expense the value of employee stock options and similar awards.

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

     During the third quarter of fiscal year 2007, Whitehall granted options to purchase 1,155,000 shares of Whitehall Common Stock to 14 employees with a weighted average fair value of $1.4 million at the date of grant. These options all had an exercise price of $3.50 and were accounted for under Statement No. 123(R). Additional information regarding the Company’s options is as follows (in thousands, except share and per share data):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Outstanding at January 31, 2007	—	$—	—
Granted	3,602	3.45	5.0
Forfeited and expired	—	—	—
Exercised	—	—	—
Outstanding at November 3, 2007	3,602	$3.45	4.8	$196
Options exercisable at November 3, 2007	781	$3.42	4.8	$62

		Weighted	Weighted
		Average	Average
		Grant Date	Exercise
	Options	Fair Value	Price
Non-vested options at November 3, 2007	2,821	$1.16	$3.45
Vested options at November 3, 2007	781	$1.10	$3.42

     For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to calculate the fair value of grants made during the nine month period ended November 3, 2007:

Nine Months
Ended
November 3,
2007
Expected volatility	40.0%
Expected dividend yield	—%
Expected risk-free interest rate	4.7%
Expected forfeiture/turnover rate	—
Expected term of options	3.2 years
Maximum contractual term	5 years
Weighted average grant date fair value of options granted	$ 1.15

     Under SFAS No. 123(R), stock-based compensation expense was $0.2 million and $0.9 million for the three and nine month periods ended November 3, 2007. As of November 3, 2007, the Company’s unrecognized pre-tax and after-tax compensation cost for stock-based employee compensation under SFAS No. 123(R) was approximately $3.3 million related to unvested stock options granted which is expected to be recognized over the weighted average vesting period of approximately three to four years.

     The Company has one active equity incentive plan with 0.1 million shares available for grant at November 3, 2007. There were no options granted in the nine months ended October 31, 2006.

     In the second quarter of fiscal 2007, the Company entered into Bonus Award Agreements with each of Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter. Under these agreements, Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter are eligible to receive maximum bonuses equal to $300,000, $175,000, $100,000 and $25,000, respectively. Subject to the terms of each agreement, Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter will receive 83%, 52%, 52% and 88% respectively, of their total bonus amount on the next regular payroll date following December 31, 2008. Thereafter, Mr. Dayoob and Mr. Nachwalter will receive an amount equal to 1/36th and Mr. Don and Mr. Funasaki will receive an amount equal to 1/48th of their total bonus amount on a monthly basis until such time as he has received a gross amount equal to his total bonus amount. The Company expensed $0.2 million in the first nine months of fiscal year 2007 and $0.1 million in the third quarter of fiscal year 2007 related to the Bonus Award Agreements based on the vesting schedule.

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

     FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s current practice to recognize interest and/or penalties related to income tax matters in selling, general and administrative expense. Accrued interest and penalties at November 3, 2007 and February 1, 2007 were $0.3 million and $0.2 million, respectively. The accrued interest and penalties are included in “Other tax liabilities” aggregating $0.8 million at November 3, 2007 and $0.4 million at January 31, 2007. It is reasonably possible that the Company will enter into a state settlement within 12 months although an estimate of the range of the settlement cannot be made. The Company has recorded an accrual to cover certain currently unresolved tax issues. Such contingent liabilities relate to additional taxes and interest the Company may be required to pay. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary.

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

     Income tax expense amounted to $0.2 million and $ -0- for the nine months ended November 3 , 2007 and October 31 , 2006, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to valuation allowances on net operating losses. Provisions for interest amounted to $0.2 million and $ -0- for the nine months ended November 3 , 2007 and October 31 , 2006, respectively.

8. Merchandise Inventories, Net

     As of November 3, 2007 and January 31, 2007, merchandise inventories consisted of:

(in thousands)	November 3 , 2007	January 31, 2007
Raw materials	$4,127	$4,409
Finished goods	162,330	173,891
Inventory reserves	(2,794)	(4,210)
Merchandise inventories, net	$163,663	$174,090

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within inventory reserves are provisions for inventory valuation allowances, shrink, scrap and miscellaneous costs.

     As of November 3, 2007 and January 31, 2007, consignment inventories held by the Company that were not included in the balance sheets totaled $55.3 million and $45.5 million, respectively.

     Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of November 3, 2007 and January 31, 2007, the amounts capitalized in finished goods inventory were $3.9 million and $3.8 million, respectively.

9. Financing Arrangements

    Revolving Credit Facility

     As of November 3, 2007 and January 31, 2007 the Company had $91.0 million and $83.9 million, respectively, of outstanding borrowings under the revolving credit facility and $5.9 million and $6.5 million, respectively, in outstanding letters of credit. The interest expense under the revolving credit facility for the nine months ended November 3, 2007 and October 31, 2006 was $4.9 million and $4.1 million, respectively, reflecting a weighted average interest rate of 7.6% and 10.1%, respectively.

    Term Loan

     On June 25, 2007 Whitehall entered into the Second Amendment to the Second Amended and Restated Term Loan Credit Agreement (the “Second Amended Term Loan”). Under the Second Amended Term Loan, PWJ Lending agreed to make an additional term loan to Whitehall in the aggregate amount of $7.5 million, for among other things, general corporate and working capital purposes. Concurrent with the 2007 Equity Transactions, the additional $7.5 million borrowed under the Second Amended Term Loan together with accrued interest was converted to equity as described below.

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

     The interest expense under the Second Amended Term Loan for the three months ended November 3, 2007 and October 31, 2006 was $0 and $1.6 million, respectively, reflecting a weighted average interest rate of 12.0% for the three months in fiscal year 2006 and the conversion of the term loans to equity at the end to the second fiscal quarter of 2007.

    Trade Notes Payable

     On or about April 20, 2007, Suppliers representing 90% of the total remaining trade debt of $22.3 million had executed an Amended Trade Vendor Extension Agreement ("ATVEA"). As a result, Whitehall issued multiple Trade Notes on or about April 20, 2007. No Trade Note was issued to one of the Suppliers, Fabrikant Leer International, due to a dispute between Whitehall and Fabrikant Leer International regarding an offset of approximately $0.5 million for merchandise previously returned or merchandise which was to be returned against the approximately $1.6 million of principal trade debt owed, and the Trade Note is being withheld pending confirmation of the offset. Whitehall has made filings in the Bankruptcy Court in support of its claim to these offsets against the Fabrikant Leer International trade debt. On or about, May 4, 2007, Whitehall met with certain Suppliers to discuss a further extension of the due date under the Trade Notes; thereby, extending the payment date for the remaining $22.3 million trade debt balance. As a result of this meeting and subsequent conversations between Whitehall and the Suppliers, on or about May 25, 2007, Whitehall sent a proposed Note Extension Agreement ("NEA") to each Supplier who had previously been issued a Trade Note, except for M. Fabrikant & Sons Inc. and Fabrikant-Leer International (collectively the "Fabrikant entities"), who were in bankruptcy. Under the terms of the NEA, each Supplier who executed the NEA agreed to extend the maturity date under its Trade Note until March 31, 2009. In consideration for a Supplier agreeing to extend the maturity date until March 31, 2009, Whitehall agreed, among other things: (i) to make early payments to such Suppliers for certain Holiday merchandise, in an aggregate amount not to exceed $10.0 million, purchased in 2007 and (ii) to have certain additional events of default under the Trade Notes issued to the Suppliers that executed the NEA, including, but not limited to limiting payments to all Suppliers under the Trade Notes in advance of the March 31, 2009 date in excess of an aggregate amount of $2.5 million. These additional events of default, subject to notice and opportunity to cure, are as follows: (1) the failure of Whitehall to pay $2.5 million on September 30, 2007 to all Suppliers who did not execute the NEA, or Non-Participating Suppliers, and, thereby, did not agree to extend the maturity date to March 31, 2009, or to the extent the entire $2.5 million is not used to pay the Suppliers who did not agree to extend the maturity date, the failure to pay the remaining portion of the $2.5 million on a pro-rata basis to the Suppliers who did agree to extend the maturity date; (2) Whitehall pays in the aggregate more than $2.5 million towards individual unsecured promissory notes issued to the participating Suppliers other than in connection with a partial repayment of the individual unsecured promissory notes on a pro-rata basis among all of the suppliers who executed the NEA; (3) Whitehall terminates Edward Dayoob and Michael Don without cause (as defined in their employment agreements); or (4) there is a change in control of Whitehall (for which the merger was not a change of control).

     As of November 3, 2007, we received commitments from Suppliers constituting approximately 75% of the outstanding Trade Notes to extend the maturity date of their respective Trade Notes to March 31, 2009, pursuant to the terms of an NEA. Of the $22.3 million in outstanding principal trade debt, the total outstanding principal debt owed to Non-Participating Suppliers is approximately $6.8 million, of which approximately $4.6 million of principal (before certain disputed offsets) was collectively owed to the Fabrikant entities, who have filed for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. The Fabrikant debt was sold to the Fabrikant debt purchaser during the bankruptcy proceedings. The Fabrikant debt became due and payable on September 30, 2007. We have been engaged in discussions with several third parties to purchase all or a portion of the Fabrikant debt from the Fabrikant debt purchaser, and with such third party purchasers agreeing to extend the payment date of the purchased Fabrikant debt until March 31, 2009. While these discussions are ongoing, at this time we do not have a definitive agreement from any party and there are no assurances that we will be able to reach a final agreement. In the event we are unable to reach a definitive agreement with respect to the Fabrikant debt which provides for an extension of the payment date of the $4.6 million of outstanding principal indebtedness together with accrued interest thereunder, the Fabrikant debt may be required to be repaid prior to March 31, 2009. Of the remaining $2.2 million of Non-Participating Supplier trade debt owed to parties other than the purchaser of note and trade debt from the Fabrikant entities, $2.05 million was paid to Non-Participating Suppliers as of September 30, 2007, representing payment in full of all trade debt obligations to Non-Participating Suppliers that executed the ATVEA. An amount of approximately $0.15 million in outstanding trade debt is still owed to Non-Participating Suppliers who did not execute the term sheets or the ATVEA, and such amounts will be paid in the ordinary course.

     The Company is also engaged in negotiations with respect to approximately $0.45 million owed to Suppliers under the ATVEA that have executed the NEA (assuming a third party purchases the Fabrikant debt), with such remaining payments to be made pending culmination of the various negotiations. Subject to notice and opportunity to cure, we may be required to pay the approximately $15.6 million of principal trade debt that was extended pursuant to the NEAs to March 31, 2009 in the event that we default on an obligation under the NEA and the Suppliers who previously agreed to extend the payment date of their respective trade debt demand payment of those amounts which were previously extended.

10. Other Financial Information

     Supplemental disclosures of cash flow information follow:

	Nine Months Ended
(in thousands)	November 3 , 2007	October 31, 2006
Cash paid during the period for:
Interest - related parties	$646	$—
Interest - other	6,102	4,568
Income taxes	—	—

Non-cash investing and financing activities:
Term loans converted to equity-related parties	$64,795	—

11. Sales by Merchandise Category

     The following table sets forth our percentage of merchandise sales by category for the following periods:

	Three Months Ended
	November 3 , 2007	October 31, 2007
Diamonds	71.3%	73.4%
Gold	12.7	11.0
Precious/Semi-Precious	10.6	8.9
Watches	5.4	6.7
Total Merchandise Sales	100.0%	100.0%

     Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 3.5% of net sales in the third quarter of fiscal year 2007 and 3.5% in the prior year period) and jewelry service plans provided through a third party (sales from which represented 3.2% of net sales in both the third quarter of fiscal year 2007 and 2006). Jewelry repair services are provided through independent jewelers under contract.

12. Subsequent Events

      On December 17, 2007, the Company and Prentice signed a non-binding term sheet whereby Prentice indicated its intent to arrange a senior secured term loan from one or more entities affiliated with Prentice (the “Prentice Loan Lenders”) to us in the aggregate principal amount of $25 million (the “Prentice Loan”). If extended, the Prentice Loan would: (i) be secured by a security interest in all of the assets of the Company and its subsidiaries, (ii) have a maturity date one day following maturity of the existing revolving credit facility under our senior credit agreement, (iii) be senior to all of existing borrowed money indebtedness of the Company and its subsidiaries other than indebtedness under our senior credit agreement and (iv) contain affirmative and negative covenants acceptable to the Prentice Loan Lenders. The Prentice Loan would bear interest at the rate of fifteen percent (15%) per annum (such interest to be payable monthly in cash). The terms of the Loan would permit repayment of all or a portion of the loan in certain circumstances, subject to the consent of our senior lenders. Prentice Capital Management, LP would receive, at closing, a fee equal to three percent (3%) of the Prentice Loan for arranging and structuring the Prentice Loan. The Prentice Loan would be subject to customary closing conditions, including (i) execution of an appropriate intercreditor agreement with the senior lenders, (ii) execution and delivery of a credit agreement and promissory note acceptable to the Prentice Loan Lenders and (iii) filing of appropriate UCC-1 financing statements evidencing the Prentice Loan Lenders’ security interest in the assets of the Company and its subsidiaries. Simultaneous with seeking additional funding, the Company will also seek to reduce both its corporate and store related expenses. Additionally, the Company plans to close certain under-performing locations at the lease expirations or through the negotiation of early terminations with the landlords for those selected locations, as well as continue with other ongoing initiatives to improve inventory management and increase consignment level as a total percentage of inventory.

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

Overview

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto) which preceded this report and the audited consolidated financial statements of the Company (and related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 31, 2007 in the Company’s current report on Form 8-K filed on August 1, 2007 and the Company’s amended Registration Statement on Form S-1 filed on December 14, 2007.

     We are a mall-based national retailer of fine jewelry operating 314 stores in 37 states as of November 3, 2007. We offer a selection of merchandise in the following categories: diamonds, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions, which affect disposable consumer income and/or its use.

     For the three months ended November 3, 2007, our net loss decreased $5.4 million to $16.4 million compared to a loss of $21.8 million in the prior year period. During the third quarter of fiscal year 2007, gross margin declined $2.8 million primarily due to declines in comparable store sales of 6.9% and a decrease in the gross margin rate from 24.4% to 20.4% compared to the prior year period. Lower gross profit was more than offset by containment of expenses including decreases in selling general and administrative expenses of $3.4 million, non-reoccurrence of $2.6 million in severance costs and lower interest expense of $2.3 million.

     During fiscal 2006 and the first nine months of fiscal 2007, the Company began efforts to turnaround the core business and improve sales, margin and profitability. We focused on several key initiatives including hiring new management, repositioning our merchandising and marketing, improving store operations, expanding our supply chain and merchandise planning capabilities and strengthening our liquidity and capital structure.

     Over the past year and a half, the Company has strengthened the management team by hiring people in key management positions with extensive industry experience at the executive level and in the merchandising and marketing areas. A number of the people recently hired have previously worked together. On June 20, 2006, Edward Dayoob joined Whitehall to assist with Merchandising and Marketing. On August 28, 2006, Mr. Dayoob was appointed President, Chief Executive Officer and Chairman of the Board of Whitehall. On August 14, 2006, Steve Seplak joined Whitehall as Vice President of Merchandising. On August 21, 2006, Janet Vorenkamp joined Whitehall as Vice President of Marketing. On November 27, 2006, Michael Don joined Whitehall as EVP and Chief Financial Officer. On November 27, 2006, Mark Funasaki joined Whitehall as Executive Vice President, Chief Administrative Officer and Business Development.

     Effective August 13, 2007, Michael Don was appointed to the position of President and Chief Operating Officer of the Company. On August 13, 2007, David Harris, Senior Vice President - Store Operations, left the Company to pursue other opportunities. Effective August 20, 2007, Peter Michielutti joined the Company as Executive Vice President and Chief Financial Officer.

     We have implemented important strategies to improve the Company’s merchandise assortment to better fit target customers and enhance profitability. We are positioning Whitehall as a destination for bridal customers with a wider assortment of bridal merchandise and providing supporting marketing programs. We are also improving our penetration of higher margin gold and color categories. The Company ran extended clearance sales in the first half of fiscal 2007 to reposition our inventory to offer a higher mix of full-priced goods in the second half of the year. In the third quarter, the Company expanded its in-house restyle events to help generate additional sales.

     In fiscal 2006, we established a Merchandise Planning department and implemented a new merchandising system to better manage store in-stock levels, overall inventory balances, and merchandise forecasting and ordering. We have also increased consignment merchandise and are aggressively returning slow selling merchandise to improve our balance sheet and cash flow. Consignment inventory as a percent of total inventory has increased from 18.4% at January 31, 2007 to 25.3% at November 3, 2007.

     We implemented several new initiatives aimed at improving store execution and performance. We are in the process of expanding the reporting tools that District managers use to manage store performance, expanding our training efforts at the store level and enhancing cross-functional communication throughout the organization. We continue to look at store performance and focus management efforts on priority stores.

     Historically, we have been more highly leveraged than some of our competitors. Over the past two years, we launched several important initiatives, which have significantly improved our liquidity and enhanced our capital structure. Beginning in late fiscal 2005 and in June 2006 we completed the 2006 Merger, which improved our liquidity with $50 million debt funding and took the Company private. We also negotiated an extension on our trade payables in late fiscal 2005 resulting in extended payment terms including the extension of $22.4 million plus accrued interest to September 2007. In early fiscal 2007, we renegotiated our revolving credit facilities to extend the maturity to February 2011, increase availability and lower current applicable interest rates. We also entered into term loan arrangements with our owners and our banks in the first half of fiscal 2007 and borrowed $42.5 million under such arrangements to meet working capital needs. In August 2007, we completed the 2007 Merger and Equity Transactions whereby we merged into a public shell company, raised $50.0 million in additional equity funding and converted $66.6 million in debt including accrued interest to equity. With the 2007 Merger and Equity Transactions, we removed $101.6 million in term debt from our balance sheet improving our percentage of debt to total debt and equity from to 68.2% at November 3, 2007 from 111.0% at the end of the first quarter of fiscal 2007. Additionally, we have renegotiated approximately $15.5 million of our vender trade payables (plus accrued interest) to extend the maturity date from September 30, 2007 to March 31, 2009.

     Our business is highly seasonal. During fiscal year 2006, a significant portion our sales and gross profit was generated during the fourth fiscal quarter ended January 31, 2007. Fourth quarter fiscal year 2006 net income before discontinued operations was $1.0 million as compared to a net loss of $46.7 million recorded in the previous three fiscal quarters. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of our income generated during the fiscal year. We have historically experienced lower net sales in each of our first three fiscal quarters and expect this trend to continue. For the first nine months of fiscal 2007, Credit sales represented 89.9% of our overall sales, of which our private label credit card sales accounted for 44.0% of total sales and non-private label credit cards accounted for 45.9% .

Predecessor and Successor

     In accordance with U.S. GAAP, our historical financial results for the predecessor and the successor are presented separately. The separate presentation is required under U.S. GAAP in situations when there is a change in ownership, which resulted in purchase accounting being applied to the acquisition of Whitehall by WJ Holding Corp.. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. There have been no material changes to operations or customer relationships of our business as a result of the 2006 Merger.

     In evaluating our results of operations and financial performance, our management has used combined results for the nine months ended October 31, 2006 as a single measurement period. Due to the 2006 Merger, we believe that comparisons between the nine months ended November 3, 2007 and either the predecessor’s results for the periods February 1, 2006 to June 8, 2006 or the successor’s results for the period June 9, 2006 to October 31, 2006 may impede the ability of users of our financial information to understand our operating and cash flow performance.

     Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows, within Management’s Discussion and Analysis of Financial Condition and Results of Operations, on a combined proforma basis for the nine months ended October 31, 2006. This combined proforma presentation for the nine months ended October 31, 2006 simply represents the mathematical addition of pre-acquisition results of operations of the predecessor from February 1, 2006 to June 8, 2006 and the results of operations of the successor for the period of June 9, 2006 to October 31, 2006 and include certain proforma adjustments increasing the loss by $1.0 million primarily related to amortization of intangible assets and depreciation expense to reflect the effects of the merger as if it had happened at the beginning of the periods presented. The combined proforma presentation is not intended to be a presentation in accordance with generally accepted accounting principles in the United States. We believe the combined proforma results provide relevant financial information for the investors. These combined proforma results are intended to represent what our operating results would have been had the 2006 Merger occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “-Results of Operations.”

Matters Affecting Comparability

     Effective February 1, 2007, the Company changed its quarterly reporting periods to coincide with the 4-5-4 retail reporting calendar to provide better year-to-year comparable sales and margin data. We use the traditional quarter end on a 4-5-4 reporting period, whereas the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week. Accordingly, the third quarter of fiscal year 2007 includes the period August 5, 2007 through November 3, 2007 resulting in 91 sales days compared to 92 sales days in third quarter ended October 31, 2006. The nine months ended November 3, 2007 includes the period February 1, 2007 through November 3, 2007 resulting in 276 sales days compared to 273 sales days in the nine months ended October 31, 2006. The prior year financial information has not been restated.

Results of Operations

     The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended November 3, 2007 and ended October 31, 2006 and for the nine months ended November 3, 2007 and the period from February 1, 2006 through June 8, 2006 and the period from June 9, 2006 through October 31, 2006. The data for the three and nine month period ending October 31, 2006 have been derived from our unaudited historical quarterly financial statements. Although the results of the Predecessor and Successor periods are not comparable by definition in certain respects due to the 2006 Merger and the resulting revaluation, the fiscal 2006 information is presented on a combined proforma basis for comparative purposes. For the nine months ended October 31, 2006, the Predecessor (February 1, 2006 to June 8, 2006) and Successor (June 9, 2006 to October 31, 2006) results of operations are combined.

	Successor	Successor
	Three months	Three months
	ended	ended
(in thousands)	November 3, 2007	October 31, 2006
Net sales	$44,460	$48,827
Cost of sales (including buying and
occupancy costs)	35,408	36,931
Gross profit	9,052	11,896
Selling, general and administrative
Expenses	22,518	25,919
Professional fees and other charges	997	3,640
Loss from operations	(14,463)	(17,663)
Interest expense	1,981	4,311
Loss before income taxes	(16,444)	(21,974)
Income tax expense	—	—
Net loss from continuing operations	(16,444)	(21,974)
Discontinued operations	—	223
Net loss	$(16,444)	$(21,751)

	Successor	Successor
	Three months	Three months
	ended	ended
(in thousands)	November 3, 2007	October 31, 2006
Net sales	100.0%	100.0%
Cost of sales (including buying and
Occupancy costs)	79.6	75.6
Gross profit	20.4	24.4
Selling, general and administrative
Expenses	50.6	53.1
Professional fees and other charges	2.3	7.5
Loss from operations	(32.5)	(36.2)
Interest expense	4.5	8.8
Loss before income taxes	(37.0)	(45.0)
Income tax expense	—	—
Net loss from continuing operations	(37.0)	(45.0)
Discontinued operations	—	0.5
Net loss	(37.0)%	(44.5)%

		Proforma	Combined
	Successor	Combined	Nine months	Successor	Predecessor
	Nine months ended	Nine months ended	ended	June 9, 2006 –	February 1, 2006-
(In thousands)	November 3, 2007	October 31, 2006	October 31, 2006	October 31, 2006	June 8, 2006

Net sales	$157,645	$163,930	$163,930	$78,835	$85,095
Cost of sales (including buying and occupancy costs)	119,220	118,350	117,626	59,262	58,364
Gross Profit	38,425	45,580	46,304	19,573	26,731
Selling, general and administrative expenses	72,620	74,684	74,390	38,462	35,928
Professional fees and other charges	3,607	6,794	6,794	4,305	2,489
Loss from Operations	(37,802)	(35,898)	(34,880)	(23,194)	(11,686)
Interest Expense	11,492	11,783	11,783	6,600	5,183
Loss before income taxes	(49,294)	(47,681)	(46,663)	(29,794)	(16,869)
Income tax expense	219	—	—	—	—
Net loss from continuing operations	(49,513)	(47,681)	(46,663)	(29,794)	(16,869)
Discontinued operations	--	871	871	223	648
Net Loss	$(49,513)	$(46,810)	$(45,792)	$(29,571)	$(16,221)

		Proforma
	Successor	Combined	Combined	Successor	Predecessor
	Nine months ended	Nine months ended	Nine months ended	June 9, 2006 –	February 1, 2006-
(In thousands)	November 3, 2007	October 31, 2006	October 31, 2006	October 31, 2006	June 8, 2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying and
occupancy costs)	75.6	72.2	71.8	75.2	68.6
Gross Profit	24.4	27.8	28.2	24.8	31.4
Selling, general and administrative
Expenses	46.1	45.6	45.4	48.7	42.2
Professional fees and other charges	2.3	4.1	4.1	5.5	2.9

Loss from Operations	(24.0)	(21.9)	(21.3)	(29.4)	(13.7)
Interest Expense	7.3	7.1	7.2	8.4	6.1
Loss before income taxes	(31.3)	(29.0)	(28.4)	(37.8)	(19.8)
Income tax expense	0.1	—	—	—	—
Net loss from continuing operations	(31.4)	(29.0)	(28.4)	(37.8)	(19.8)
Discontinued operations	—	0.5	0.5	0.3	0.8
Net Loss	(31.4)%	(28.5)%	(27.9)%	(37.5)%	(19.0)%

Results of Operations for the Three Months Ended November 3, 2007 Compared to the Three Months Ended October 31, 2006

    Net Sales

     Net sales for the third quarter of fiscal 2007 decreased $4.3 million, or 8.9%, to $44.5 million from $48.8 million in the third quarter of fiscal 2006. Comparable store sales decreased $3.3 million, or 7.0%, in the third quarter of fiscal 2007 compared to the same period in fiscal year 2006. Sales also decreased by $1.7 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings in fiscal year 2006 of $0.4 million and an increase in sales of $0.4 million due to the change to a 4-5-4 reporting period in the current year (see “—Matters Affecting Comparability” above). The comparable store sales decrease was primarily due to a lower average price per item sold which decreased by approximately 9.3% to $401 in the third quarter of fiscal year 2007 from $442 in the prior year period. The decrease in average selling price was partially offset by a 2.1% increase in the total number of merchandise units sold in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The increase in the number of merchandise units sold and lower average selling price was due primarily to the increase in mix with higher percentage sales of gold and precious and semi-precious items, which carry lower price points and higher margin, during the third quarter of fiscal year 2007 compared to prior year.

     Credit sales as a percentage of net sales increased to 91.3% in the third quarter of fiscal year 2007 from 90.4% in the third quarter of fiscal year 2006. The Company did not open or close any stores in the third quarter of fiscal year 2007, and on November 3, 2007 operated 314 stores. As of October 31, 2006, the Company operated 321 stores.

    Gross Profit

     Gross profit for the third quarter of fiscal 2007 decreased $2.8 million to $9.1million from $11.9 million in the same period in fiscal 2006. Gross profit as a percentage of net sales decreased 400 basis points to 20.4% in the third quarter of fiscal year 2007 compared to 24.4% in the prior year. The merchandise gross profit rate was essentially flat compared to the prior year. The gross profit rate decreased by approximately 100 basis points or $0.3 million due to higher shrink loss in the current quarter compared to the prior year period. In fiscal year 2006, the Company benefited from lower shrink due to more physical inventory counts and a higher level of staffing in the Loss Prevention department during fiscal year 2005. In fiscal 2006, the Company decreased the number of store physical inventory counts and reduced staffing in the Loss Prevention department, which resulted in higher shrink losses in the third quarter of fiscal year 2007. The Company is planning to return to increased store physical inventory counts in fiscal year 2008 to help minimize shrink losses. The gross margin rate declined approximately 105 basis points due to higher repairs expense and costs associated with our jewelry service plan. The remaining decrease in the gross profit rate of 195 basis points is due primarily to a decrease in, and the de-leveraging of, store occupancy and depreciation from lower sales in the third quarter of fiscal year 2007.

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

    Expenses

     Selling, general and administrative expenses, excluding professional fees and other charges, for the third quarter of fiscal 2007 decreased $3.4 million to $22.5 million from $25.9 million in the third quarter of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses decreased to

50.6% in the third quarter of fiscal 2007 from 53.1% in the third quarter of fiscal 2006. The decrease in selling, general and administrative expenses was driven by lower credit expense of $0.5 million, lower advertising expense of $0.6 million, lower depreciation expense of $1.6 million, lower personnel costs of $0.4 million, lower support office rent of $0.2 million and lower other costs of $0.6 million partially offset by lower support office costs reclassed to cost of sales of $0.2 million. The decrease in credit expense during the quarter was due to lower sales and adjustments to reflect favorable bad debt experience and lower credit card discounts. The decrease in advertising expense was primarily due to cancellation of certain newspaper insert campaigns and higher vendor coop participation. Lower depreciation resulted from the $1.5 million write-down of our JDA software assets in fiscal year 2006 when we cancelled the installation and replaced it with another merchandise planning system. Overall personnel expenses were lower in the current quarter compared to the prior year period primarily due to lower incentive compensation on lower sales and lower support office salary costs partially offset by higher costs related to stock-based compensation and bonus awards. Lower support office rent costs were due to rent abatement during the second half of calendar year 2007. Other costs were lower related primarily to insurance, delivery, telephone, and moving/temporary housing costs and efforts to control such costs.

     Professional fees and other charges decreased by $2.6 million, or 72.2% to a total of $1.0 million in the third quarter of fiscal 2007 from $3.6 million in the prior year period. This decrease is primarily attributable to non-reoccurrence of $2.7 million in severance costs associated with several executives who left the Company in the third quarter of fiscal 2006.

    Loss from Operations

     As a result of the factors discussed above, loss from operations was $14.5 million in the third quarter of fiscal 2007, which was less than the loss of $17.7 million in the third quarter of fiscal 2006. As a percentage of net sales, loss from operations was 32.5% in the third quarter of fiscal 2007, compared to 36.2% in the third quarter of fiscal 2006.

    Interest Expense

     Interest expense decreased $2.3 million, or 54.0%, to $2.0 million in the third quarter of fiscal year 2007 from $4.3 million in the prior year period. The decrease in interest expense is primarily a result of the term loans being converted to equity at the end of the second quarter of fiscal 2007.

    Income Tax Expense

     The Company did not record an income tax benefit associated with the pre-tax loss for the third quarter of fiscal 2007 or 2006. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. There was no income tax expense for the third quarter of fiscal 2007 and 2006.

Results of Operations for the Nine Months Ended November 3, 2007 Compared to the Nine Months Ended October 31, 2006

    Net Sales

     Net sales for the first nine months of fiscal 2007 decreased $6.3 million, or 3.8%, to $157.6 million from $163.9 million in the nine months of fiscal 2006. Comparable stores sales decreased $6.0 million, or 3.7%, in the first nine months of fiscal 2007 compared to the same period in fiscal year 2006. Sales also decreased by $3.5 million due to store closings and $1.6 million due to stores closed for remodeling for limited periods. Partially offsetting these declines were higher sales of $2.8 million due to the three additional days in the first nine months of fiscal 2007 versus the prior year period (see “Matters Affecting Comparability”). Sales from new store openings added $2.1 million. The comparable store sales decrease was primarily due to a lower average price per item sold which decreased by approximately 5.5% to $376 in the first nine months of fiscal year 2007 from $398 in the prior year period. The decrease in average selling price was partially offset by a 1.6% increase in the total number of merchandise units sold in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase in the number of merchandise units sold and decrease in average selling price was due primarily to an extended clearance sale in the second quarter and an increase in the number of lower price-point items sold during the first nine months of fiscal year 2007 compared to prior year.

     Credit sales as a percentage of net sales increased to 89.9% in the first nine months of fiscal year 2007 from 88.4% in the first nine months of fiscal year 2006. The Company closed eight stores in the first nine months of fiscal year 2007, and on November 3, 2007 operated 314 stores. As of October 31, 2006, the Company operated 321 stores.

    Gross Profit

     Gross profit for the first nine months of fiscal 2007 decreased $7.2 million to $38.4 million from $45.6 million in the same period in fiscal 2006. Gross profit as a percentage of net sales decreased 340 basis points to 24.4% in the first nine months of fiscal year 2007 compared to 27.8% in the prior year. The merchandise gross profit rate decreased by approximately 90 basis points primarily due to an initiative this year to reduce clearance inventory that resulted in higher discounting in the second quarter on clearance merchandise. Clearance inventory at the end of the third quarter was 35.4% below the same period last year. In addition, the gross profit rate decreased by approximately 140 basis points or $2.1 million due to unfavorable shrink loss in the first nine months of fiscal year 2007 compared to the prior year period. In fiscal year 2006, the Company benefited from lower shrink due to more physical inventory counts and a higher level of staffing in the Loss Prevention department during fiscal year 2005. In fiscal 2006, the Company decreased the number of store physical inventory counts and reduced staffing in the Loss Prevention department, which resulted in higher shrink losses in fiscal year 2007. The Company is planning to return to increased store physical inventory counts in fiscal year 2008 to help minimize shrink losses. The gross profit rate decreased 100 basis points due to the de-leveraging of store occupancy and depreciation resulting from lower sales in the first nine months of fiscal year 2007 compared to the same period in fiscal year 2006. The remaining decrease of 10 basis points is due to higher jewelry service plan costs partially offset by lower freight and overhead costs capitalized into inventory.

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

    Expenses

     Selling, general and administrative expenses, excluding professional fees and other charges, for the first nine months of fiscal 2007 decreased $2.1 million to $72.6 million from $74.7 million in the first nine months of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 46.1% in the first nine months of fiscal 2007 from 45.6% in the first nine months of fiscal 2006. The decreases in selling, general and administrative expenses was driven primarily by lower support office depreciation of $1.3 million, lower credit expense of $0.6 million, and lower other costs of $1.3 million. These decreases were partially offset by higher personnel expenses of $0.1 million and higher advertising costs of $1.0 million. Lower depreciation resulted from the $1.5 million write-down of our JDA software assets in fiscal year 2006 when we cancelled the installation and replaced it with another merchandise planning system. The decrease in credit expense during the quarter is due to lower sales and favorable bad debt experience. The decrease in other costs is primarily due to efforts to decrease costs including lower delivery, travel and entertainment, insurance, moving/temporary housing and director’s fees partially offset by higher Internet/WAN costs. Personnel costs increased primarily due to the vesting of executive stock options and bonus awards granted in the second quarter of fiscal 2007, which were almost offset by lower store related costs primarily due to lower incentive compensation on lower sales. The increase in advertising expense is primarily due to increased advertising during the Valentines’ Day and Mothers’ Day campaigns compared to the prior year.

     Professional fees and other charges decreased by $3.2 million, or 47.1% to a total of $3.6 million in the first nine months of fiscal 2007 from $6.8 million in the prior year period. This decrease is primarily attributable to non-reoccurrence of $2.7 million in severance costs associated with several executives who left the Company in the third quarter of fiscal 2006.

    Loss from Operations

     As a result of the factors discussed above, loss from operations was $37.8 million in the first nine months of fiscal 2007 compared to a loss of $35.9 million in the first nine months of fiscal 2006. As a percentage of net sales, loss from operations was 24.0% in the first nine months of fiscal 2007 compared to 21.9% in the first nine months of fiscal 2006.

    Interest Expense

     Interest expense decreased $0.3 million, or 2.5%, to $11.5 million in the first nine months of fiscal year 2007 from $11.8 million in the prior year period. The decrease in interest expense resulted from the conversion of term debt to equity at the end of the second quarter of 2007 partially offset by higher average balances associated with the term loans in the first half of the year and revolver as well as, higher average U.S. prime rates on the revolver as compared with the year-ago period.

    Income Tax Expense

     The Company did not record an income tax benefit associated with the pre-tax loss for the first nine months of fiscal 2007 or 2006. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. Income tax expense for the first nine months of fiscal 2007 of $0.2 million related to state income tax reserve adjustments.

    Discontinued Operations

     The Company closed 77 stores per its plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with the liquidation have been classified as discontinued operations for all periods presented. There was no activity related to discontinued operations in the first nine months of fiscal year 2007 compared to income of $0.9 million for the first nine months of fiscal year 2006 resulting from the reversal of excess reserves related to the closed stores.

Liquidity and Capital Resources

    Liquidity Overview

     The Company’s cash requirements consist principally of funds required to secure inventory for existing stores, capital expenditures and working capital (primarily inventory related) associated with our new and remodeled stores and seasonal working capital needs. Our primary sources of liquidity are from a revolving credit facility under our senior credit agreement and from trade debt to Suppliers.

     As of November 3, 2007, the Company had $91.0 million of outstanding borrowings, and availability of $108.1 million, as determined by the borrowing base formula, after taking into account letters of credit issued totaling $5.9 million under the revolving credit facility. The peak outstanding borrowing under our Senior Credit Agreement during the third quarter of fiscal 2007 was $91.0 million and was $84.7 million during the third quarter of fiscal year 2006. The average interest rate under the revolving credit facility was 7.2% and 9.8% during the third quarter of fiscal year 2007 and 2006, respectively. The decline in the average interest rates was primarily due to 1) lower interest rates on our renegotiated revolving credit facility compared to previous terms and 2) higher borrowing levels in the third quarter of fiscal year 2007 as compared to the prior year, which diluted the effect of higher interest costs on the accommodation component of the facility.

     As of November 3, 2007, our outstanding trade debt balance to Suppliers was approximately $20.3 million with an average interest rate of 6%. In addition, the value of consigned inventory from merchandise vendors, which is not included in the amount of our outstanding trade debt balance, was $55.3 million as of November 3, 2007. We do not pay interest on consigned inventories.

      Based on current trends, the Company believes that the borrowing capacity under its senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions may not be adequate to meet its working capital and capital expenditure needs through the remainder of fiscal 2007. Therefore, the Company will need additional financing in the near term to fund its working capital and capital expenditure needs and, therefore, is actively seeking financing. Such financing arrangements may include additional equity investments from current or new investors, additional debt investments from current or new investors or a combination of both. There can be no assurance that additional financing could be obtained on terms that are favorable to the Company, or at all. On December 17, 2007, the Company and Prentice signed a non-binding term sheet whereby Prentice indicated its intent to arrange a senior secured term loan from one or more entities affiliated with Prentice (the “Prentice Loan Lenders”) to us in the aggregate principal amount of $25 million (the “Prentice Loan”). If extended, the Prentice Loan would: (i) be secured by a security interest in all of the assets of the Company and its subsidiaries, (ii) have a maturity date one day following maturity of the existing revolving credit facility under our senior credit agreement, (iii) be senior to all of existing borrowed money indebtedness of the Company and its subsidiaries other than indebtedness under our senior credit agreement and (iv) contain affirmative and negative covenants acceptable to the Prentice Loan Lenders. The Prentice Loan would bear interest at the rate of fifteen percent (15%) per annum (such interest to be payable monthly in cash). The terms of the Loan would permit repayment of all or a portion of the loan in certain circumstances, subject to the consent of our senior lenders. Prentice Capital Management, LP would receive, at closing, a fee equal to three percent (3%) of the Prentice Loan for arranging and structuring the Prentice Loan. The Prentice Loan would be subject to customary closing conditions, including (i) execution of an appropriate intercreditor agreement with the senior lenders, (ii) execution and delivery of a credit agreement and promissory note acceptable to the Prentice Loan Lenders and (iii) filing of appropriate UCC-1 financing statements evidencing the Prentice Loan Lenders’ security interest in the assets of the Company and its subsidiaries. Simultaneous with seeking additional funding, the Company will also seek to reduce both its corporate and store related expenses. Additionally, the Company plans to close certain under-performing locations at the lease expirations or through the negotiation of early terminations with the landlords for those selected locations, as well as continue with other ongoing initiatives to improve inventory management and increase consignment level as a total percentage of inventory. (See “Risk Factors – Current funding demands may affect operations and shareholders.”).

     In addition, maturities on our vendor notes payable in March 2009, followed by the expiration of the revolving credit facility in February 2011, will likely require us to refinance such debt as it matures. See “Risk Factors-Risks Related to Our Business-We may be required to pay the remaining balance of our trade debt in the aggregate amount of approximately $20.3 million in the event that we default on obligations under a Note Extension Agreement.”

    Historical Liquidity

     The Company’s primary sources of liquidity have historically been cash flow from (1) operations, (2) bank borrowings under the Senior Credit Agreement, (3) proceeds from the Second Amendment to the Second Amended and Restated Term Loan Agreement, dated as of February 20, 2007, by and among us, the lending institutions from time to time party thereto and PWJ Lending, as administrative and collateral agent (the “Second Amended and Restated Term Loan Agreement”), as amended from time to time and as paid in full pursuant to the Contribution Agreement, dated July 27, 2007, by and among PWJ Lending, Holtzman and Whitehall (the “Contribution Agreement”) and (4) proceeds from the Term Loan and Security Agreement dated May 21, 2007, by and among us, and the lending institutions from time to time party thereto which has be paid in full as of August 4, 2007.

     In addition, a substantial portion of the merchandise that we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The value of consigned inventories from merchandise vendors increased to $55.3 million at November 3, 2007 from $45.5 million at January 31, 2007. Vendors’ willingness to enter into ongoing consignment arrangements is based on a number of factors, including merchandise involved, financial resources of vendors, interest rates, availability of financing, fluctuations in diamond, colored stone and gold prices, inflation, our financial condition, the vendors’ understanding that we bear risk of loss but do not possess title, and a number of economic or competitive conditions in the jewelry business or the general economy. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

Historically, the Company’s inventory levels and working capital requirements have been highest in advance of the Christmas season. We have funded these seasonal working capital needs through borrowings under our revolving credit facility and increases in trade payables and accrued expenses.

     The Company has experienced recurring losses from operations in the first nine months of fiscal year 2007 and each of the last three fiscal years, as well as significant negative cash flow from operations. As a result of these operational issues, we are in the process of implementing initiatives intended to increase sales, improve gross margin, and reduce certain operating expenses. Several of the planned initiatives are in progress, including, but not limited to: (1) aggressively recruiting qualified sales associates to replace high producing associates that left our employment during the last three years; (2) implementing new sales and margin focused field incentive plans; (3) implementing a new inventory management system designed to improve in-stock positions and working capital; (4) increasing control over in store price discounting; and (5) reducing professional fees which in fiscal 2006 were driven primarily by our various financing transactions and a proxy contest.

All cash flows of the Company are included in the cash flow statements including cash flows from discontinued operations related to the 53 stores closed in fiscal year 2006 as part of our store closure plan discussed above. The store closures began in the fourth quarter of fiscal year 2005 (24 stores closed) and ended in the first quarter of 2006 (53 stores closed) during which time inventory liquidation sales were run by a third party. During the first quarter of fiscal year 2006, the Company generated $15.6 million from the liquidation of inventory in the remaining 53 stores and incurred $5.2 million in related selling expenses resulting in cash proceeds of $10.3 million. The Company also paid out $3.6 million in fiscal 2006 to landlords related to lease terminations at the closed stores. The Company had negative cash flows of $3.8 million from the 77 stores during the twelve trailing months ended October 31, 2005, prior to initiating the store closure plan and inventory liquidation sales at the closing stores. The absence of negative cash flows and the closing of these stores has improved our liquidity and decreased our capital expenditure requirements since closing the stores and will continue to do so going forward.

    Nine Months Ended November 3, 2007

     Cash used in operating activities was $46.7 million in the first nine months of fiscal year 2007 compared to cash used in operating activities of $33.2 million in the first nine months of fiscal year 2006. The primary uses of cash in the first half of fiscal year 2007 were as follows:

  a net loss of $49.5 million,

  an increase in other current assets of $2.4 million due to prepaid rent as a result of switching to a 4-5-4 reporting calendar as described above in “Matters Affecting Comparability”,

  a decrease in accounts payable of $14.4 million, due to lower inventory purchases on lower sales,

  a decrease in accrued payroll of $2.3 million due to timing of the biweekly payroll cycle, and a $2.0 million decrease in accrued expenses due to the reclassification of interest on the trade payables to long-term liabilities.

     These were partially offset by the following:

  a decrease in merchandise inventories, net of $10.4 million primarily due to seasonality and lower asset inventory levels resulting from efforts to increase consignment inventory,

  depreciation and amortization of $7.9 million,

  payment in kind interest of $3.0 million, and

  a $2.2 million increase in other long-term liabilities due to the reclassification of interest on the trade notes payable to long-term liabilities.

     Cash used in investing activities included the funding of capital expenditures of $4.7 million, related primarily to the store remodeling and software and hardware purchases.

     The Company generated cash of $51.1 million from financing activities in the first nine months of fiscal 2007 through net proceeds of $47.8 million from the equity transactions described in “Part I, Item 1. Financial Statements —Note 3 to the Consolidated Financial Statements”. The Company paid financing costs of $0.6 million associated with the amendment to the Senior Credit Agreement and the Term Loan Agreement and made net revolver borrowings of $7.1 million. Outstanding checks decreased $2.7 million in the first nine months of fiscal 2007. Stockholders’ equity increased to $51.9 million at November 3, 2007, from a deficit of $4.4 million at January 31, 2007 primarily due to the 2007 Equity Transactions (See “Part I, Item 1. Financial Statements—Note 3 to the Consolidated Financial Statements”).

    Nine Months Ended October 31, 2006

     Our cash used in operating activities was $33.2 million in the first nine months of fiscal year 2006. The primary uses of cash in the first nine months of fiscal year 2006 were as follows:

  a net loss of $45.8 million,

  an increase in merchandise inventories, net of $41.8 million primarily due to seasonality and lower inventory levels in January after the holidays, and a decrease in accrued expenses of $3.6 million and other long-term liabilities of $3.5 million.

     These were partially offset by the following:

  an increase in accounts payable of $40.4 million, due to increased inventory purchased for the holiday season,

  depreciation and amortization of $9.7 million and loss on disposition of assets of $1.6 million,

  payment in kind interest of $4.7 million, and

  proceeds from landlord incentives of $2.7 million related to the build out of the new corporate offices.

     Cash used in investing activities included the funding of capital expenditures of $6.4 million related primarily to the build out of the new leased support office, store remodeling and software and hardware purchases.

     The Company generated cash of $39.4 million from financing activities in the first nine months of fiscal 2006. Proceeds of $20.0 million under the Term Loan Agreement, as later amended and restated by the Second Amended and Restated Term Loan Agreement from affiliates of Prentice and Holtzman was used to pay down the revolver which increased by a net of $19.8 million. Outstanding checks increased $1.4 million in the first nine months of fiscal 2006 and the Company paid financing costs of $1.8 million associated with the amendment to the Senior Credit Agreement and the Term Loan Agreement.

    Other Liquidity and Capital Resources Elements

    Trade Notes Payable

     During the second and third quarter of fiscal 2005, Whitehall had an outstanding trade debt of approximately $44.6 million. This outstanding trade debt arose from payables due and owing from Whitehall to its trade vendors based on inventory carried on a consignment basis that was sold by Whitehall, or inventory carried on an asset basis, which was invoiced some time after delivery from vendors. At the time, Whitehall was facing recurring losses from operations and severe liquidity deficiencies, and was exploring alternatives in connection with the outstanding trade debt.

     Whitehall’s potential inability to pay these obligations as they became due raised liquidity issues for Whitehall and, thus, during the third quarter of fiscal year 2005 Whitehall, along with Prentice and Whitehall’s lenders under its senior credit agreement, negotiated and executed a term sheet (the “Term Sheet”), with vendors holding over 99% of this aggregate $44.6 million in trade debt. Under the Term Sheet, the payment date of this outstanding trade debt was extended until September 30, 2007, provided certain conditions were met. At the time, Prentice, through its affiliate, was about to consummate the Bridge Term Loan, which was signed on October 3, 2005 and provided Whitehall with $30.0 million in borrowings.

     The Term Sheet provided a mechanism for (i) satisfaction of the trade debt outstanding as of September 23, 2005 in the amount of approximately $44.6 million to participating suppliers (suppliers to whom we owed trade debt which we refer to as “Suppliers”), and (ii) the participating Suppliers’ prompt delivery of merchandise to Whitehall for the 2005 holiday season. Under the provisions of the Term Sheet, Whitehall made payments of 50% of the total outstanding trade debt by January 16, 2006, leaving $22.3 million in trade debt outstanding, representing the remaining 50% of the previously outstanding trade debt, plus accrued interest from and after January 17, 2006, which was to be repaid on or about September 30, 2007. The Term Sheet was subject to and conditioned upon the execution of definitive documentation among the parties. More definitive documentation was initially completed in the form of the Trade Vendor Extension Agreement, or TVEA. However, as a result of timing constraints and other various issues, the TVEA was never put into effect. In lieu of implementing the TVEA, Whitehall completed an Amended Trade Vendor Extension Agreement, or ATVEA that was presented to all Suppliers who were parties to the Term Sheet. In accordance with the Term Sheet, the ATVEA also required payment of the remaining 50% balance of the previous trade debt to be paid on or before September 30, 2007. Under the terms of the ATVEA, once Suppliers constituting 90% of the total remaining trade debt had executed the ATVEA, Whitehall was required to issue individual unsecured promissory notes, or Trade Notes, on a rolling basis to each of the Suppliers whose trade debt was undisputed in the amount of their respective remaining trade debt balance (50% of each Supplier’s previous total trade debt). On or about April 20, 2007, Suppliers representing 90% of the total remaining trade debt had executed the ATVEA. As a result, Whitehall issued multiple Trade Notes on or about April 20, 2007. No Trade Note was issued to one of the Suppliers, Fabrikant Leer International, due to a dispute between Whitehall and Fabrikant Leer International regarding an offset of approximately $0.5 million for merchandise previously returned or merchandise which was to be returned against the approximately $1.6 million of principal trade debt owed, and the Trade Note is being withheld pending confirmation of the offset. Whitehall has made filings in the Bankruptcy Court in support of its claim to these offsets against the Fabrikant Leer International trade debt.

     On or about, May 4, 2007, Whitehall met with certain Suppliers to discuss a further extension of the due date under the Trade Notes; thereby, extending the payment date for the remaining trade debt balance. As a result of this meeting and subsequent conversations between Whitehall and the Suppliers, on or about May 25, 2007, Whitehall sent a proposed Note Extension Agreement (“NEA”) to each Supplier who had previously been issued a Trade Note, except for the Fabrikant entities who were in bankruptcy. Under the terms of the NEA, each Supplier who executed the NEA agreed to extend the maturity date under its Trade Note until March 31, 2009. In consideration for a Supplier agreeing to extend the maturity date until March 31, 2009, Whitehall agreed, among other things: (i) to make early payments to such Suppliers for Certain Holiday Merchandise, in an aggregate amount not to exceed $10.0 million, purchased in 2007 and (ii) to have certain additional events of default under the Trade Notes issued to the Suppliers that executed the NEA, including, but not limited to limiting payments to all Suppliers under the Trade Notes in advance of the March 31, 2009 date in excess of an aggregate amount of $2.5 million. These additional events of default, subject to notice and opportunity to cure, are as follows: (1) the failure of Whitehall to pay $2.5 million on September 30, 2007 to all Suppliers who did not execute the NEA, or Non-Participating Suppliers, and, thereby, did not agree to extend the maturity date to March 31, 2009, or to the extent the entire $2.5 million is not used to pay the Suppliers who did not agree to extend the maturity date, the failure to pay the remaining portion of the $2.5 million on a pro-rata basis to the Suppliers who did agree to extend the maturity date; (2) Whitehall pays in the aggregate more than $2.5 million towards individual unsecured promissory notes issued to the participating Suppliers other than in connection with a partial repayment of the individual unsecured promissory notes on a pro-rata basis among all of the suppliers who executed the NEA; (3) Whitehall terminates Edward Dayoob and Michael Don without cause (as defined in their employment agreements); or (4) there is a change in control of Whitehall (for which the merger was not a change of control).

     As of November 13, 2007, we received commitments from Suppliers constituting approximately 75% of the outstanding Trade Notes to extend the maturity date of their respective Trade Notes to March 31, 2009, pursuant to the terms of an NEA. Of the $22.3 million in outstanding principal trade debt, the total outstanding principal debt owed to Non-Participating Suppliers is approximately $6.8 million, of which approximately $4.6 million of principal (before certain disputed offsets) was collectively owed to the Fabrikant entities, who have filed for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. The Fabrikant debt was sold to the Fabrikant debt purchaser during the bankruptcy proceedings. The Fabrikant debt became due and payable on September 30, 2007. We have been engaged in discussions with several third parties to purchase all or a portion of the Fabrikant debt from the Fabrikant debt purchaser, and with such third party purchasers agreeing to extend the payment date of the purchased Fabrikant debt until March 31, 2009. While these discussions are ongoing, at this time we do not have a definitive agreement from any party and there are no assurances that we will be able to reach a final agreement. In the event we are unable to reach a definitive agreement with respect to the Fabrikant debt which provides for an extension of the payment date of the $4.6 million of outstanding principal indebtedness together with accrued interest thereunder, the Fabrikant debt may be required to be repaid prior to March 31, 2009. Of the remaining $2.2 million of Non-Participating Supplier trade debt owed to parties other than the purchaser of note and trade debt from the Fabrikant entities, $2.05 million was paid to Non-Participating Suppliers as of September 30, 2007, representing payment in full of all trade debt obligations to Non-Participating Suppliers that executed the ATVEA. An amount of approximately $0.15 million in outstanding trade debt is still owed to Non-Participating Suppliers who did not execute the term sheets or the ATVEA, and such amounts will be paid in the ordinary course.

     The Company is also engaged in negotiations with respect to approximately $0.45 million owed to Suppliers under the ATVEA that have executed the NEA (assuming a third party purchases the Fabrikant debt), with such remaining payments to be made pending culmination of the various negotiations. Subject to notice and opportunity to cure, we may be required to pay the approximately $15.6 million of principal trade debt that was extended pursuant to the NEAs to March 31, 2009 in the event that we default on an obligation under the NEA.

    Standby Letters of Credit

     As of November 3, 2007, Whitehall maintained standby letters of credit in the aggregate of $5.9 million issued to various third parties as beneficiaries pursuant to contracts entered into in the normal course of business. Such standby letters of credit are secured by our Senior Credit Agreement and reduce the calculated revolver availability pursuant to the Senior Credit Agreement.

    Contractual Obligations

     Significant changes to our contractual obligations are discussed above under the caption “-Other Liquidity and Capital Resource Elements – Trade Notes Payable”.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. The provisions of SFAS No.

157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its results of operation or financial position.

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

Item 4. Controls and Procedures

     The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 3, 2007.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to Our Business

     There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this filing on Form 10-Q, our current report on Form 8-K filed on August 1, 2007 and our Registration Statement on Form S-1 filed on August 31, 2007 and the Company’s amended Registration Statement on Form S-1 filed on December 14, 2007, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our Common Stock could decline, and investors could lose part or all of their investment.

We have recorded substantial net losses and declines in comparable store sales in recent periods and there is no assurance that we will not continue to incur substantial losses and declines in comparable store sales.

     We recorded net losses and decreases in comparable store sales in fiscal years 2004, 2005, 2006, and the first nine months of fiscal year 2007. It is likely that we will continue to have net losses through at least fiscal year 2007. There is no assurance that we will not continue to incur substantial losses and declines in comparable store sales in the future.

Current funding demands may affect operations and shareholders

     Based on current trends, the Company believes that the borrowing capacity under its senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions may not be adequate to meet its working capital and capital expenditure needs through the remainder of fiscal 2007. Therefore, the Company will need additional financing in the in the near term to fund its working capital and capital expenditure needs and, therefore, is actively seeking financing. A non-binding term sheet has been entered into with Prentice whereby Prentice indicated its intent to arrange a senior secured term loan from one or more entities affiliated with Prentice to us in the aggregate principal amount of $25 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity Overview")

Our current levels of debt could impact our operations in the future.

     As of November 3, 2007, we had approximately $111.3 million of outstanding debt, constituting approximately 68.2% of our total debt and stockholders’ equity, including $91.0 million under our Third Amended and Restated Credit Agreement (the “Senior Credit Agreement”), dated as of February 20, 2007, by and among the Company, LaSalle Bank National Association (“LaSalle”), as administrative and collateral agent for the banks party thereto (“Banks”), the Banks, Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents for a total facility up to $125.0 million through February 20, 2011, and approximately $20.3 million in trade notes payable to vendors.

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

     We may need funding in addition to our cash flow from operations and existing credit facilities. Based on our current 2007 trends, we believe that the borrowing capacity under out senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions will be adequate to meet our working capital and capital expenditure requirements through the remainder of fiscal 2007. However, if our comparable store sales do not increase as planned in our fourth fiscal quarter of 2007, we expect to need additional financing in 2008 in order to fund our working capital and capital expenditure requirements. Even if our performance during 2007 is on track with plan, we may also seek to obtain additional financing during 2007 for 2008 working capital needs. We are currently exploring various financing strategies. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.

We have undergone substantial changes, which could adversely affect our business.

     We have experienced a number of changes during fiscal 2005, 2006 and 2007, including, but not limited to, the following: six different Chief Executive Officers for Whitehall; major changes in our bank loan facilities; incurrence and repayment of indebtedness from affiliates of Prentice and Holtzman; the closing of 77 retail store locations over a period commencing in November 2005 and ending in April 2006; net losses totaling $84.4 million in fiscal 2005 and $44.9 million in fiscal 2006, a merger transaction in June of 2006 pursuant to which affiliates of Prentice and Holtzman acquired all of the outstanding capital stock of Whitehall, a merger between affiliates of Prentice and Holtzman and Whitehall, and the Merger and the 2007 Equity Transactions on July 27, 2007.

A previous independent registered public accounting firm, PricewaterhouseCoopers LLP, had doubt as to Whitehall’s ability to continue as a going concern.

     Our accompanying audited financial statements had been prepared on a going concern basis and do not include any adjustments that might result if we cease to continue as a going concern. As a result of the recurring losses from operations and liquidity deficiency that Whitehall had experienced, a previous independent registered public accounting firm had concluded that there was substantial doubt as to Whitehall’s ability to continue as a going concern. They had discussed this uncertainty in their report on our audited financial statements for the fiscal year ended January 31, 2006. Uncertainty about our and Whitehall’s ability to continue as a going concern may create a concern among our current and future vendors and lenders, which may make it more difficult for us to meet our obligations. In connection with the use of proceeds from the 2007 Equity Transactions and pursuant to a contribution agreement, the indebtedness of the Company was reduced in July 2007.

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

     The third party credit we offer to our customers is supplied to us primarily through a private label credit card arrangement with G.E.C.C. During the first nine months of fiscal 2007, private label credit card sales accounted for approximately 44.0% of our net sales while total non-private label credit sales, including major credit cards such as Visa, MasterCard, American Express and others, constituted approximately 45.9% of our net sales. The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition. During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability or increase the cost of such credit.

We are dependent upon our major suppliers for merchandise including consigned merchandise

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

Vendors may no longer be willing to provide us merchandise on a consignment basis.

     A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The weighted average percentage of our total inventory that was carried on consignment for fiscal 2004, 2005, 2006, and the first nine months of fiscal 2007 (based on the inventory levels at the end of each fiscal year or quarter, as applicable) was 29.1% , 26.5%, 18.4% and 25.3%, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the general economy or their perception of the desirability of doing business with us. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

We may be required to pay trade debt in the aggregate principal amount of approximately $20.3 million in the event that we default on obligations under a Note Extension Agreement or are unable to reach agreement for extension or substitution of certain of our indebtedness purchased in bankruptcy.

     As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity and Capital Resources Elements—Trade Notes Payables”, we have an outstanding principal trade debt, or trade debt, to inventory suppliers of approximately $20.3 million. On or about May 25, 2007, Whitehall sent a proposed Note Extension Agreement, or NEA, to inventory suppliers to whom we owed trade debt, or Suppliers, requesting that such Suppliers extend the payment date for their remaining trade debt balance. As of December 11, 2007, we received commitments from Suppliers constituting approximately 75% of the outstanding trade debt to extend the maturity date of their respective obligations to March 31, 2009 pursuant to the terms of each individual NEA. Under the terms of the NEA, in consideration for these Suppliers agreeing to extend the maturity date until March 31, 2009, Whitehall agreed, among other things, to make early payments to such Suppliers who executed the NEA for any merchandise, or Certain Holiday Merchandise, in an aggregate amount not to exceed $10.0 million, shipped by the Suppliers that is to be displayed in the Whitehall initial holiday flyer, to be distributed on or about November 12, 2007 that is purchased in 2007 and to have certain additional events of default under the individual unsecured promissory notes, issued to the participating Suppliers. These additional events of default, subject to notice and opportunity to cure, are as follows: (1) the failure of Whitehall to pay $2.5 million on September 30, 2007 to all Suppliers who did not execute the NEA, or Non-Participating Suppliers, and, thereby, did not agree to extend the maturity date to March 31, 2009, or to the extent the entire $2.5 million is not used to pay the Suppliers who did not agree to extend the maturity date, the failure to pay the remaining portion of the $2.5 million on a pro-rata basis to the Suppliers who did agree to extend the maturity date; (2) Whitehall pays in the aggregate more than $2.5 million towards individual unsecured promissory notes issued to the participating Suppliers other than in connection with a partial repayment of the individual unsecured promissory notes on a pro-rata basis among all of the suppliers who executed the NEA; (3) Whitehall terminates Edward Dayoob and Michael Don without cause (as defined in their employment agreements); or (4) there is a change in control of Whitehall (for which the Merger was not a change of control).

     Of the remaining outstanding principal trade debt, approximately $6.8 million is owed to parties who did not execute NEAs. Of the $6.8 million, a gross amount of $4.6 million (before certain disputed offsets) or the Fabrikant debt, was collectively owed to M. Fabrikant & Sons Inc. and Fabrikant-Leer International, or collectively the Fabrikant entities, who have filed for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. The Fabrikant debt was sold to a third party, or the Fabrikant debt purchaser, during the bankruptcy proceedings. The Fabrikant debt became due and payable on September 30, 2007. Under the terms of each NEA, the maximum additional amount we can pay prior to March 31, 2009 to the third party purchaser of our trade debt in bankruptcy is $0.45 million. We have been engaged in discussions with several third parties to purchase all or a portion of the Fabrikant debt from the Fabrikant debt purchaser, and with such third party purchasers agreeing to extend the payment date of the purchased Fabrikant debt until March 31, 2009. While these discussions are ongoing, at this time we do not have a definitive agreement from any party, and there can be no assurances that a final definitive agreement will be reached. In the event we are unable to reach a definitive agreement with respect to the Fabrikant debt which provides for an extension of the payment date of the $4.6 million of outstanding principal indebtedness together with accrued interest thereunder, the Fabrikant debt may be required to be repaid prior to March 31, 2009.

     We paid $2.05 million of the trade debt to Non-Participating Suppliers as of September 30, 2007. In the event of a default under the respective NEAs, subject to notice and an opportunity to cure, the approximately $15.6 million of principal trade debt that was extended to March 31, 2009 pursuant to the NEAs, together with accrued interest, would become due and payable prior to March 31, 2009.

Our business is particularly susceptible to fluctuations in gem and gold prices.

     Our company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2006, diamonds, gold and precious and semi-precious jewelry accounted for approximately 94% of our total merchandise sales. A significant change in prices or in the availability of diamonds, gold or other precious and semi-precious metals and stones could have a material adverse effect on our results of operations or financial condition. In recent periods, we have experienced increases in diamond prices which we expect to continue to increase our overall costs, adversely affecting our results of operations. There appears to be increasing consumer acceptance of diamond substitutes and, as a result, there may be less consumer willingness to pay higher diamond prices. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company as well as the retail jewelry industry as a whole. Higher priced jewelry items, such as the higher price point merchandise that we have emphasized in recent periods, tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

We may have to take additional accounting charges on our financial statements.

     We include as assets on our financial statements leasehold improvements, furniture, fixtures, inventory, goodwill, intangible assets and other items that are subject to impairment charges under generally accepted accounting principles if the net book values of such items on our financial statements exceed their fair market values. For fiscal year 2005, we recorded non-cash impairment charges of $11.6 million, of which $8.4 million related to discontinued operations, relating to long-lived assets, primarily furniture, fixtures and leasehold improvements at 102 (77 related to discontinued operations) of our retail stores. These impairment charges had the effect of reducing our earnings for fiscal year 2005. There were no impairment charges in fiscal year 2006 or the first nine months of fiscal year 2007. There can be no assurance that we will not take additional impairment charges in the future as a result of additional store closings, other restructurings, other impairments or the valuation of other assets.

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

     After giving effect to the Merger and the 2007 Equity Transactions, Holtzman and affiliates of Prentice indirectly control approximately 80.07% of our outstanding common stock. As a result, our controlling stockholders will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

     Three of our five directors are either employees of or advisors to Prentice or Holtzman, as described under —Directors and Executive Officers. Holtzman and affiliates of Prentice will also have sufficient voting power to amend our organizational documents. The interests of Prentice and Holtzman may not coincide with the interests of other holders of our common stock. Additionally, Prentice and Holtzman are in the business of making investments in companies and, from time to time, may acquire and hold interests in businesses that compete directly or indirectly with us. Prentice and Holtzman may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

     So long as Prentice and Holtzman continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

If we are unsuccessful in maintaining compliance with or modifying our registration obligations under the registration rights agreement, we may incur substantial monetary penalties.

     The agreements we entered into in connection with the 2007 Equity Transactions require us to, among other things, register for resale the Shares and the Warrant Shares, and maintain the effectiveness of the registration for an extended period of time. We are required to file this registration statement covering the resale of all of the Shares and Warrant Shares, subject to certain cutbacks, within 90 days of the closing of the 2007 Equity Transactions and to use reasonable best efforts to cause this registration statement to be declared effective by the earlier of (i) 150 days following the Closing of the 2007 Equity Transactions in the event the registration statement is reviewed by the SEC and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the registration statement may be accelerated.

     If we fail to cause the registration statement to be filed or declared effective on or before the time periods specified above, or cause the registration statement to remain effective for the lesser of such time as the Shares and Warrant Shares required to be covered by the registration statement have been sold by the selling stockholders and such shorter period for the availability of sales of securities pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended, except for allowable grace periods, we shall be required to pay the purchasers liquidated damages equal to 1.0% of the aggregate purchase price for the Shares per month until such failures are cured and interest accrues at a rate of 1.0% per month on any late liquidated damages payments. However, in no event shall the aggregate liquidated damages payable pursuant to the registration rights agreement exceed in the aggregate ten percent (10%) of the aggregate purchase price of the Shares paid to us pursuant to the securities purchase agreement and no liquidated damages shall be due pursuant to the registration rights agreement as a result of any failure caused by the application of Rule 415 by the SEC and no liquidated damages shall be payable with respect to the Warrants or the Warrant Shares.

     In the event that the Company fails to cause the Registration Statement to be filed or declared effective within the time frame set forth above, the total aggregate amount of liquidated damages to be paid in cash to the Purchasers of Shares and Warrants, would be $500,000 per month, up to a maximum aggregate payment of $5 million.

Risks Related to our Common Stock

Since there has been no active public market for our common stock, prospective investors may not be able to resell their shares at or above the purchase price paid by such investor, or at all.

     Our common stock is eligible for quotation on the Over the Counter Bulletin Board, or the OTC Bulletin Board of the National Association of Securities Dealers, Inc., or the NASD, under the symbol “WHJH”. The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including a lack of readily available price quotations; lower trading volume; absence of consistent administrative supervision of “bid” and “ask” quotations; and market conditions.

     Our common stock’s value could be affected by conditions or trends in the markets in which we operate; failure to meet financial analysts’ expectations; actual or anticipated variations in our operating results; changes in earnings estimates and recommendations by financial analysts; changes in financial estimates by securities analysts; sales of our common stock or other securities in the open market; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; changes in the market valuations of other jewelers; adoption of new accounting standards affecting our industry; additions or departures of key personnel; and other events or factors, many of which are beyond our control.

     You may experience fluctuations in the market price of our securities in a volatile market. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. You may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned in these situations. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration.

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

     The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. If, upon development of a market, the market price of our common stock subsequently falls below $5.00 per share, the SEC’s penny stock rules require that a broker-dealer deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market, before a transaction in a penny stock, not otherwise exempt from the rules, can take place. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that, before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares.

Future sales of our common stock may depress our stock price.

     Our public float is 314,719 shares of common stock. With the registration statement, we are registering 11,227,414 shares of common stock. The amount of shares being registered represents a multiple of approximately 36 times the amount of our other shares of common stock that are freely tradable prior to the effectiveness of the registration statement.

     Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. On July 27, 2007, immediately prior to the Merger, we had 479,438 shares of common stock outstanding held 100% by our pre-Merger shareholders and no current market for our outstanding shares. Immediately after the Merger and the 2007 Equity Transactions, we had 39,953,121 shares of common stock outstanding, and the 479,438 shares of common stock held by our pre-Merger shareholders represented 1.2% of our outstanding shares of common stock. Shortly following the Merger, the market of our outstanding shares became established on the OTC Bulletin Board of the NASD, with all of the shares outstanding prior to the Merger eligible to be sold in such market, except for 164,719 shares of our common stock, held by a pre-Merger stockholder, which are subject to a lockup period and only become freely tradable upon the earlier of (i) six months after the Merger; or (ii) effectiveness of the registration statement. Therefore, prior to the effectiveness of the registration statement the total current market of our outstanding shares is 314,719 shares of common stock. Upon effectiveness of the registration statement, all 479,438 shares of our common stock that were outstanding prior to the Merger and are held by non-affiliates can be sold in the market. In addition, the total number of shares of common stock that may be sold into the market pursuant to this Registration Statement is 11,227,414 shares of common stock, which represents 7,484,942 Shares and 3,742,472 Warrant Shares. The amount of shares being registered by this registration statement represents a multiple of approximately 36 times the amount of our other shares of common stock that are freely tradable immediately prior to the effectiveness of the registration statement. We are required to file this registration statement covering the Shares and Warrant Shares issued in the 2007 Equity Transactions, subject to certain cutbacks, and use our best efforts to cause this registration statement to be declared effective by the SEC by the earlier of 150 days following the closing of the 2007 Equity Transactions in the event the registration statement is reviewed by the SEC and the fifth trading day following the date on which we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the registration statement may be accelerated, at which point all of the Shares and Warrant Shares covered by such registration statement will be eligible for resale. We are permitted, under the terms of the registration rights agreement, to include any shares of common stock issued to PWJ Lending LLC, PWJ Funding, LLC and Holtzman pursuant to the Merger on the registration statement, and if any shares of common stock issued to PWJ Lending LLC, PWJ Funding, LLC and Holtzman are included in the Registration Statement, those Prentice and Holtzman Shares will be eligible for resale as well. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Item 6. Exhibits

Exhibits filed or furnished with this Form 10-Q

Exhibit No.	Description

3.1	Amended and Restated Bylaws. Incorporated by reference to Exhibit
3.1 of the Company’s Form 8-K filed on September 27, 2007, File No. 000-52123.

10.1	Peter Michielutti’s Employment Agreement. Incorporated by reference to Exhibit
10.1 of the Company’s Form 8-K filed on August 17, 2007, File No. 000-52123.

10.2	Form of Stock Option Agreement.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial
Officer.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitehall Jewelers Holdings, Inc.
(Registrant)

Date: December 18, 2007	/s/ Peter Michielutti
Peter Michielutti
Executive Vice President and
Chief Financial Officer
(principal financial officer)

WHITEHALL JEWELERS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended November 3, 2007

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Bylaws.	Incorporated
by reference

10.1	Peter Michielutti’s Employment Agreement.	Incorporated
by reference

10.2	Form of Stock Option Agreement.	Filed with this
report

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed with this
report

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed with this
report

32	Section 1350 Certification of Chief Executive Officer and Chief Financial	Furnished with
	Officer.	this Report