Form 10-K
period 2008-02-02
Whitehall Jewelers Holdings, Inc.
filed 2008-05-16
CIK 1368147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 1-15615

WHITEHALL JEWELERS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-4864126 (I.R.S. Employer Identification Number)
125 S. Wacker Dr., Ste. 2600, Chicago, IL (Address of Principal Executive Offices)	60606 (Zip Code)

(312) 782-6800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer ☒  Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 3, 2007, was $12,524,453 based on the closing price of $3.50 of the registrant’s common stock on the OTC Bulletin Board. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 30, 2008: 39,953,121.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this annual report on Form 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on June 11, 2008.

PART I

ITEM 1—BUSINESS

Whitehall Jewelers Holdings, Inc., formerly known as BTHC VII, Inc. (“BTHC”), completed the 2007 Merger (as described more fully in Note 3 to our consolidated financial statements included herein and in “—Significant Company Changes” below) and became the ultimate parent company of Whitehall Jewelers, Inc. (“WJI”) and now owns and operates a jewelry business. Whitehall is a wholly-owned subsidiary of Whitehall Jewelers Holdings, Inc. Unless otherwise provided, all references in this current report to “we,” “us,” “our company,” “our,” the “Company,” or “Whitehall” refer to Whitehall Jewelers Holdings, Inc./BTHC, together with its wholly-owned subsidiary Whitehall, subsequent to the 2007 Merger effective July 27, 2007 and Whitehall Jewellers, Inc. (now known as Whitehall Jewelers, Inc.) prior to that date.

Since we have not operated a business since November 2004, when we emerged from bankruptcy, until the Merger, the description of our business is principally a description of the business of WJI, our wholly owned subsidiary.

Recent Developments

Acquisition of 78 Stores and Related Financing Activities

On April 11, 2008, WJI acquired assets pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), dated April 11, 2008, with Friedman’s Inc. and Crescent Jewelers (collectively, the "Sellers”). The acquired assets relate to 78 of the Sellers’ retail locations. These assets were sold in connection with a bankruptcy proceeding concerning the Sellers in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court entered an order approving this sale of assets on April 10, 2008. We currently expect to operate these 78 retail locations as either Whitehall or Lundstrom stores.

The assets that WJI acquired pursuant to the Asset Purchase Agreement include prepaid assets and deposits, inventory and other tangible property located in or related to the 78 retail locations that are the subject of the transaction, as well as any goodwill and other intangible assets associated exclusively or principally with the acquired assets, but do not include the respective stores’ accounts receivable or cash. The Sellers have represented that the cost value of the inventory (excluding any consignment goods) acquired by WJI is not less than $18.0 million and no more than $24.0 million.

Pursuant to the Asset Purchase Agreement, WJI is assuming all liabilities that arise after the closing under assumed contracts, which include real estate leases as well as all liabilities relating to ownership or use of the purchased assets by WJI or otherwise relating to WJI’s operation of the 78 stores. WJI is also assuming certain lease obligations that arose prior to the closing.

The cash purchase price for this acquisition pursuant to the Asset Purchase Agreement equals 63% of the aggregate cost value of the acquired inventory (excluding any consignment goods). The approximately $14.3 million aggregate purchase price for this acquisition is subject to adjustment after a physical inventory taking by a third party is completed post-closing. WJI is responsible for half of the fees and expenses related to this inventory taking. On April 11, 2008, the closing date, WJI paid 67% of the purchase price in cash (approximately $9.6 million), which was borrowed under our revolving credit facility. On the closing date, WJI also delivered an irrevocable standby letter of credit for $4.8 million to the Sellers to secure its obligation to pay the remaining portion of the purchase price. WJI satisfied the balance of the purchase price for this acquisition on May 12, 2008 when Friedman’s drew $4.6 million on the letter of credit and cancelled the remaining $0.2 million on the letter of credit.

We expect to also acquire some of the consignment goods that were held for sale by the Sellers. The purchase price for these consignment goods will be separately agreed upon by us and the respective vendors.

Management and Board of Directors Changes

Edward Dayoob retired from his position as our Chief Executive Officer on April 30, 2008. We appointed Michael Don to serve as our new Chief Executive Officer. Mr. Don will continue to serve as our President and Chief Operating Officer as well. Mr. Dayoob will continue in his position as Chairman of our Board of Directors, and will advise us on merchandising and operational matters as a consultant.

On April 1, 2008, Daniel Platt was appointed to Whitehall’s Board of Directors and Charles Phillips resigned. Effective May 8, 2008, Jonathan Duskin resigned as a director of the Company.

Overview of Business

Through our operating subsidiary, Whitehall, formerly known as Marks Bros. Jewelers, Inc., founded in 1895 and incorporated on November 20, 1947, we have been a national specialty retailer of fine jewelry offering a selection of merchandise in the following categories: diamonds, gold, precious and semi-precious jewelry and watches. As of April 30, 2008, the Company operated 375 stores in 39 states. The Company operates stores in regional and super regional shopping malls under the names Whitehall® and Lundstrom® and plans to convert the 78 Friedman’s and Crescent Jewelers stores to either Whitehall or Lundstrom in the first half of fiscal year 2008, some of which operate in strip malls.

Store Operations

Site Selection. The Company is disciplined in its site selection methodology. The Company’s stores have averaged approximately 900 square feet and the layout is flexible. The Company has typically located its stores in high traffic, “center court” or corner locations in desirable regional and super-regional malls throughout the United States. The Company has selected locations for stores based on its evaluation of individual site economics and market conditions. The Company opened 1 store and closed 18 stores in fiscal year 2007. In the first quarter of fiscal 2008 (through April 30, 2008), the Company closed 8 stores, acquired 78 stores and now operates 375 stores. The 78 Friedman’s and Crescent stores that WJI recently acquired are generally larger in size (averaging approximately 1,600 square feet) and some of these stores are located in strip malls. The Company’s ability to open additional stores will depend upon the operating performance of its existing stores and the Company’s relationships with its landlords as well as general economic and market conditions.

Store Layout. Most of the Company’s stores have an open storefront. Stores are generally designed to have display cases situated near the lease line. Formatting the stores in this “customer- friendly” manner and without a formal entryway allows a casual mall shopper to come in close contact with the store’s merchandise.

Store Management. Typically, each of the Company’s stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. A number of non-sales related administrative functions are performed at the Company’s corporate office in Chicago. The store managers are assisted by a staff that often includes an assistant manager and four to eight sales associates, determined based upon store operating hours and anticipated sales volume. As of April 30, 2008, the Company had approximately 27 regional managers, each supervising approximately 13-14 stores, who concentrate their efforts on execution of store-focused sales strategies. In addition, four divisional vice presidents oversee all field operations and concentrate their efforts on the execution of store-focused sales strategies, compliance with operating policies, and communication between the corporate office and the field. The Company’s President and Chief Operating Officer is responsible for store operations, including the oversight of the three divisional vice presidents.

Operating Cost Controls. The Company’s store operations are designed to maintain low operating costs at the store level. The Company’s small average store size reduces fixed costs, and the lack of recourse credit has eliminated the need for most overhead expenses normally associated with credit operations. The Company seeks to reduce store-level operating costs through efficient sales staff utilization and the control of hourly rates and overtime hours.

Store Employee Compensation. The Company seeks to hire experienced sales personnel and motivate its store employees by linking a percentage of employee compensation to individual and/or store sales performance, as well as by offering opportunities for promotion.

Employee Training. The Company believes that providing knowledgeable and responsive customer service is important to its success. New sales staff receive on-the-job training upon the commencement of employment. The Company utilizes a workbook-based program of product knowledge, sales and operational process training. New store managers undergo a similar sequence of learning activities.

Merchandising

The Company believes that an important element of its success is its merchandising strategy, which reflects its customer orientation and small store format. The Company seeks to provide an assortment of items across a broad range of price points in its product categories: diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, precious and semi-precious jewelry and watches. The Company carries a limited selection of watches and virtually no costume jewelry or non-jewelry gift merchandise. In addition, customers may special-order certain items that are not offered in the Company’s store merchandise assortment.

On average, the Company’s stores each offer approximately 3,000 individual items, including approximately 2,000 core assortment items. These core items, which comprise many of the Company’s more popular merchandise programs, accounted for approximately 69% of net sales in fiscal 2007. The following table sets forth the Company’s percentage of total merchandise sales by category for the following periods:

	Fiscal Year
	2007	2006	2005
Diamonds	69.9%	71.6%	70.3%
Gold	12.9%	10.7%	13.8%
Precious/Semi Precious	11.7%	11.2%	10.4%
Watches	5.5%	6.5%	5.5%

Total Merchandise Sales	100.0%	100.0%	100.0%

The Company customizes the merchandising of its stores based upon each store’s sales volume and historical selling patterns. The Company tests new items in its stores and monitors their sales performance to identify additional sales opportunities.

Along with its merchandise assortments, the Company provides jewelry repair services to its customers (sales of which represented 2.7% of fiscal 2007 net sales) and jewelry service plans provided through a third party provider (sales from which represented 3.2% of fiscal 2007 net sales). Jewelry repair services are provided through independent jewelers under contract, which are performed on-site at some of the Company’s stores.

Jewelry Service Plan

Whitehall entered into an agreement with National Electronics Warranty Corporation, or N.E.W., on March 12, 2000 to provide administration of a service contract program for merchandise purchased by Whitehall customers. Under this program, Whitehall offers for sale to its customers service contracts for merchandise purchased in its stores (referred to as a jewelry service plan, or JSP, or watch service plan, or WSP). The charges for purchasing a service plan are typically based on the original sale price of the merchandise. N.E.W. provides claims coverage for merchandise through a third party insurer and charges Whitehall a percentage of the retail price of the service contract sale price for such services. The Company and N.E.W. are currently discussing contract terms and are operating under a short-term agreement, which would terminate in October 2008 if the Company or N.E.W. gives a notice of intent to terminate by July 2008. If not terminated in October 2008, this contract will be renewed for two years.

Advertising and Promotions

The Company’s advertising strategy includes in-store and point-of-sale marketing, direct mail campaigns, newspaper inserts and radio promotions. The Company’s customer database, which consisted of over 800,000 customers as of April 30, 2008, has allowed the Company to develop targeted advertising, marketing and promotional campaigns. The Company tests various direct mail campaigns as part of its advertising initiatives. Special promotions such as diamond restyling events, as well as point-of-sale signage and in-store flyers, are designed to increase traffic through the Company’s stores and encourage customers to make purchases. These promotions vary from year to year and among stores. The Company has expanded its advertising strategy to include newspaper inserts, the first of which were distributed for the 2006 holiday season, and to include radio promotion for the 2007 holiday season.

The Company generally offers customers a 30-day return policy for watches and a 90-day return policy for jewelry. In addition, the Company offers a trade-in policy for certain merchandise.

The Company offers a layaway program that enables the Company’s customers to hold an item at its stores and pay for it over a six-month period without interest charges. The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments. The Company retains possession of the merchandise placed in layaway until the customer has made all required payments.

Credit

The Company has operated based upon a “no credit risk” policy. When purchasing on credit, customers historically have had to use their personal credit cards (e.g., Visa, MasterCard, American Express and others), the Company’s private label credit card (which is available through a third party, GE Capital Consumer Credit Co., or G.E.C.C., and is non-recourse to the Company) or other non-recourse third-party credit arrangements. This policy limits credit risk associated with a customer’s failure to pay. The agreement with G.E.C.C. was effective as of May 31, 2005 and has a five year term. Unless notice of termination is given in accordance with the terms of the agreement prior to the end of the term, the agreement will automatically renew for one-year terms. The Company believes that its ability to offer credit through its private label credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count toward their credit limits on their personal third-party credit cards. Sales on the Company’s private label credit card or other non-recourse third-party credit arrangements tend to generate higher average sales. In fiscal 2007, the Company’s average private label credit card sale was $1,024, compared to its average personal credit card sale of $292.

Under the credit programs, the financial services companies have no recourse against the Company based on the customer’s failure to pay: recourse against the Company is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud). The Company’s expense related to these cases was approximately 0.1% of sales during fiscal year 2007. The Company’s credit card discount expense for fiscal year 2007 and 2006 represented 2.5% and 2.9% of credit sales, respectively. In general, the Company’s credit card discount expense is higher for its private label programs than for personal credit cards, such as Visa and MasterCard. G.E.C.C. provides credit to the Company’s customers using its own credit criteria and policies. The Company currently pays a fee to G.E.C.C. based primarily upon the volume of credit and type of promotion extended. The Company has similar non-recourse arrangements with other financial services companies, which the Company uses in addition to G.E.C.C.’s program to assist customers in financing their purchases.

In addition, the Company utilizes a check authorization company, which for a fee, guarantees payments on transactions involving certain personal checks. The Company continues to test additional credit arrangements.

From time to time, the Company offers its customers interest-free promotions on its private label credit program. Under this program, G.E.C.C. offers customers a financing arrangement with no interest for certain periods of time (e.g., three months no interest, six months no interest, 12 months no interest), for which the Company pays G.E.C.C. a rate that varies based on the type of credit promotion. This program has enabled the Company to offer its customers competitive, interest-free terms and other attractive promotions despite the “no credit risk” policy.

Under the terms of the Company’s private label credit agreement with G.E.C.C., the Company has pledged to G.E.C.C. a letter of credit through its bank in the amount of $3.0 million, which covers risks related to credit card chargebacks, unamortized signing bonus, returns and in-store payments.

Seasonality

The Company’s business is highly seasonal. During fiscal 2007, 35% of the Company’s sales were generated during the fourth fiscal quarter ended February 2, 2008. The fourth quarter of fiscal 2007 resulted in a net loss of $1.6 million (excluding $23.0 million in goodwill and long-lived asset impairment charges) compared to a net loss of $49.5 million recorded in the previous three quarters. Historically, the income or minimal loss has been generated in the fourth fiscal quarter and has represented all or a majority of the income generated during the fiscal year. In recent years, the Company has generated operating losses in each of the first three fiscal quarters. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue.

Purchasing

The Company does not manufacture its merchandise. The Company purchases substantially all of its inventory, including loose gems, directly from leading suppliers located in the United States and abroad. The Company purchases merchandise from approximately 100 vendors, primarily in the United States, Israel, Italy, India, China, and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 2007, the Company’s largest supplier and five largest suppliers accounted for approximately 14% and 39%, respectively, of the merchandise the Company purchased. During fiscal 2006, the Company’s largest supplier and five largest suppliers accounted for approximately 14% and 42%, respectively, of the merchandise the Company purchased. The Company has certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by the Company or by other companies. Despite difficulties during fiscal 2005 (including the Company’s need to request temporary extensions of payment terms and numerous changes in management), the Company believes that the relationships it has established with its suppliers and subcontractors are good. The Company believes that adequate alternative sources of supply exist for most of the merchandise sold in its stores. However, the loss of one or more of the Company’s major suppliers, particularly at certain critical times of the year, could have a material adverse effect on the Company.

The Company maintains a quality assurance program, with most shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company’s distribution center in Chicago, Illinois.

During fiscal 2007, the Company’s average net monthly investment in inventory (the total cost of inventory owned and paid for) was approximately 67% of the total cost of the Company’s on- hand merchandise with the remaining percentage being trade payables and consignment inventory. Under the terms of the Company’s vendor trading agreements for non-consignment inventory, the Company is often granted return privileges, based on a formula, which permit the Company to return certain unsold merchandise. The Company’s consignment inventory permits the Company to have more merchandise available for sale in stores, providing increased selection while reducing the Company’s inventory risk.

As a participant in the jewelry industry, the Company is affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-

precious metals and stones. During fiscal 2007, diamonds, gold, and precious and semiprecious jewelry accounted for approximately 95% of the Company’s total merchandise sales. In recent periods, the Company has experienced increases in diamond and gold prices. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Diamond Trading Company has traditionally controlled the marketing of the substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its discretion. Several years ago the Diamond Trading Company implemented a “Supplier of Choice” initiative. To date, the impact of this initiative on the Company has not been significant. The availability of diamonds to the Diamond Trading Company and the Company’s suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources are developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.

The Company alters the mix of its products from time to time and it has over the last several years increased the percentage of higher priced items in its stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to the Company associated with price fluctuations and changes in fashion trends.

Inventory Loss Prevention

The Company undertakes substantial efforts to safeguard its jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, the Company’s inventory management and control system, which tracks each item in the Company’s inventory, provides a further check against loss or theft. The Company has a full-time executive who directs its loss prevention department. The loss prevention department consists of corporate and field-based employees who are responsible for the development and maintenance of loss prevention procedures, including training and investigations. The Company maintains insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises and in the Company’s distribution facility, whether owned or on consignment, in amounts that the Company believes are reasonable and adequate for the types and amounts of merchandise that it carries. During fiscal 2007, inventory shrinkage was 1.2% of sales.

Management Information Systems

The Company utilizes customized management information systems throughout its business to facilitate the design and implementation of selling strategies and as an integral part of its financial and other operational controls. The Company’s management information system utilizes IBM AS400 systems as its foundation. The system incorporates point-of-sale computers in the Company’s stores with a merchandise management and purchase order management system and utilizes software designed for the jewelry industry. The information system has been upgraded to support the Company’s current needs but further upgrading is necessary to support the Company’s operations and future growth.

The Company uses the management information system to track each individual item of merchandise from receipt to ultimate sale to the customer or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system enables management to review the productivity and performance of each store and employee. The system allows the Company to manage inventory at the store level, including the automatic replenishment of merchandise typically once or twice a week.

The system automatically provides a daily reconciliation of each store’s transactions for prompt investigation of discrepancies. The point-of-sale computers are polled nightly and updated data is available at the beginning of the following day for use by support office and store supervisory personnel, and for transfer into the Company’s accounting, merchandising and other management information systems.

The Company has implemented, through its point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.). The Company’s store managers and sales associates often use this data to anticipate and facilitate future add-on purchases by the Company’s customers. The Company also uses the customer data in its direct marketing promotional campaigns.

Competition

The jewelry retail business is fragmented and is subject to increasingly intense competition. The Company primarily competes with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls or off-mall superstores, as well as with department stores, mass merchant discount stores, direct mail suppliers, televised home shopping networks and Internet commerce. Diamond Promotional Service, a marketing arm of DeBeers, has traditionally supported the national marketing of diamonds. Certain of the Company’s competitors are substantially larger and have greater financial resources than the Company and can take advantage of national advertising programs. Some of the Company’s competitors, such as Signet Group plc, which owns Kay Jewelers, Jareds and some regional chains, have substantially increased their marketing expenditures in recent periods, which the Company believes has resulted in increases in their market share. The Company believes that it competes for consumers’ discretionary spending dollars with retailers that offer merchandise other than jewelry.

The Company believes that the primary competitive factors affecting its operations are store location and atmosphere, quality of sales personnel and service, breadth, depth and quality of merchandise offered, pricing, credit, marketing and the Company’s stores’ reputation.

Over the past several years a number of businesses began marketing fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing is impacting the jewelry retailing business, resulting in additional competition for sales and lower price points and margins, and the Company believes that the increase of Internet retailing has adversely affected the Company’s results of operations and financial condition. The Company is not currently transacting Internet sales of jewelry.

Intellectual Property

Whitehall® and Lundstrom® are registered trademarks in the United States. The Company sells proprietary branded solitaire diamond merchandise under the White Star® brand. The Company also has registered the Internet domain names “whitehalljewelers.com,” “whitehalljewellers.com” and “lundstromjewelers.com” although the Company is not currently transacting Internet sales.

Employees

As of February 2, 2008, the Company had approximately 2,513 employees, including approximately 2,316 full- and part-time store level employees. With the acquisition of the 78 Friedman’s and Crescent Jewelers stores on April 11, 2008, the Company added approximately 550 employees. The Company usually hires a limited number of temporary employees during each Christmas selling season. None of the Company’s employees are represented by a union. The Company has experienced and continues to experience substantial employee turnover.

Regulation

The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to the Company’s customers historically has been provided by third parties with no recourse to the Company based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to the Company’s customers and, consequently, the Company’s results of operations or financial condition. For more information regarding the Company’s credit programs, see “—Credit” above.

In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry. The Company is also regulated by federal and state laws related to the Company’s provision of jewelry service plans.

The Company is subject to the jurisdiction of federal, various state and other taxing authorities. From time to time, these taxing authorities review or audit the Company.

Significant Company Changes

Whitehall has experienced a number of changes from fiscal 2005 through April 30, 2008, including, but not limited to, the following:

•	seven different Chief Executive Officers;

•	major changes in its bank loan facilities;

•

the infusion of $30.0 million from affiliates of Prentice and Holtzman in October 2005 pursuant to a Bridge Loan Agreement (as defined in “Item 7—Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations—Other Term Loans”) (as amended by the Term Loan Agreement, the Amended and Restated Term Loan Agreement and the Second Amended and Restated Term Loan Agreement to allow additional funding amounts of $20.0 million in February 2006, $12.5 million in February 2007, $12.5 million in March 2007 and $7.5 million in June and July 2007) and as paid in full pursuant to the Contribution Agreement, a new $35.0 million Senior Term Loan facility in May 2007, which was repaid in full following the 2007 Equity Transactions, and $25.0 million of which repaid amounts borrowed from affiliates of Prentice in 2007;

•	$40.0 million borrowed from affiliates of Prentice under a new credit agreement (including $15.0 million borrowed in fiscal year 2008);

•	the closing of numerous retail store locations during the period from November 2005 through April 2006; and

•	net losses totaling $84.4 million, $44.9 million and $74.1 million for fiscal 2005, 2006 and 2007, respectively.

In June 2006, we entered into a merger transaction with affiliates of Prentice Capital Management, LP (“Prentice”) and Holtzman Opportunity Fund, L.P. (“Holtzman”), pursuant to which affiliates of Prentice and Holtzman acquired all of the outstanding stock of Whitehall (the “2006 Merger”). (See Note 2 to our consolidated financial statements for a description of the 2006 Merger.) The majority of the members of Whitehall’s board of directors have been affiliated with Prentice and/or Holtzman since September 2006. Since the 2006 Merger, the Company has been testing and evaluating different means to increase sales and return to profitability through new store formats, different merchandise strategies, consumer credit tests and other operational and organizational changes.

The 2007 Merger

Pursuant to the merger agreement, at the effective time of the Merger, WBT Acquisition Corp. merged with and into Whitehall, with Whitehall remaining as the surviving entity and a wholly owned operating subsidiary of ours by canceling its common stock outstanding and issuing to us one share of Whitehall Jewelers, Inc. common stock. In addition, pursuant to the Merger, the legal existence of WBT Acquisition Corp. ceased and all of the WBT Acquisition Corp. common stock that was outstanding immediately prior to the Merger was cancelled. At the same time and pursuant to the merger agreement, we issued to the former shareholders of Whitehall an aggregate of 24,853,800 shares of our common stock, which represented 62.21% of our issued and outstanding common stock, after giving effect to the issuance of our common stock pursuant to the 2007 Equity Transactions, but not counting additional shares of capital stock acquired by entities managed by Prentice in the 2007 Equity Transactions. Entities managed by Prentice also subscribed for an additional 7,134,941 shares of our common stock and warrants to purchase 3,567,471 shares of our common stock pursuant to the 2007 Equity Transactions, and therefore upon conclusion of the Merger and the 2007 Equity Transactions, entities managed by Prentice collectively owned 64.93% of our issued and outstanding common stock. In addition, pursuant to the merger agreement, options to purchase 9,847 shares of Whitehall Jewelers, Inc. common stock, each at an exercise price of $850 per share prior to the Merger, were converted into options to purchase 2,447,129 shares of our common stock, each at an exercise price of $3.42 per share. The merger agreement was approved by each of the Company’s, WBT Acquisition Corp.’s and Whitehall’s Board of Directors, as well as by Whitehall and WBT Acquisition Corp.’s shareholders by unanimous written consent, on July 27, 2007.

Prior to the effective time of the Merger there were 479,438 shares of our common stock issued and outstanding.

We entered into an advisory agreement, dated as of July 27, 2007, with Halter Financial Group, L.P. and Halter Financial Investments, L.P., or the advisory agreement, pursuant to which Halter Financial Group, L.P. agreed to provide financial advisory services in connection with the Merger and other matters after the Merger. Pursuant to the Advisory Agreement, upon completion of the Merger, Halter Financial Group, L.P. received a fee of $0.3 million. In addition, pursuant to the advisory agreement, Halter Financial Investments, L.P. surrendered to us for cancellation as treasury shares 20,562 shares of our common stock. Halter Financial Group, L.P. has agreed to indemnify us from certain costs that may arise in connection with our plan of reorganization, as set forth in the advisory agreement. Halter Financial Investments, L.P. has also agreed not to issue, sell, offer or agree to sell, grant any option for the sale of, pledge, enter into any swap, derivative transaction or other arrangement that transfers to another, any of the economic consequences of ownership with respect to the 164,719 shares of common stock during the period beginning on July 27, 2007 and continuing to and including the date that is the earlier of six months from such date, and the date on which the registration statement is declared effective.

On September 6, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware and the Securities and Exchange Commission in which we amended our certificate of incorporation to (i) increase our authorized number of shares of common stock from 40 million shares to 100 million shares, and (ii) change our name to Whitehall Jewelers Holdings, Inc. from BTHC VII, Inc. Upon closing of the Merger and the 2007 Equity Transactions, our stockholders prior to the Merger controlled approximately 479,438 shares of our common stock or 1.2% of our outstanding shares of our common stock.

The foregoing description of such agreements and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties by reference to such filed exhibits.

The 2007 Equity Transactions

Concurrent with the Merger, we entered into the securities purchase agreement, by and among us, Whitehall, the purchasers named therein and Lowenstein Sandler PC (with respect to certain provisions only), and consummated the transactions contemplated thereby on July 27, 2007. The securities purchase agreement provided for the sale by us to the purchasers of a total of 14,619,883 shares of our common stock, at a price of $3.42 per share for aggregate gross proceeds of $50 million. The purchasers also received warrants to purchase up to 7,309,943 shares of common stock at an exercise price of $4.10 per share. Roth Capital Partners, LLC acted as exclusive placement agent and received a fee of approximately $1.8 million. We issued a press release on July 30, 2007 announcing our entry into the securities purchase agreement and describing the transactions contemplated thereby.

In connection with the securities purchase agreement, we and the purchasers entered into a registration rights agreement, dated as of July 27, 2007, and we agreed to file a registration statement to register the resale of certain shares sold in the 2007 Equity Transactions (the “Shares”), and the shares underlying the certain warrants sold in the 2007 Equity Transactions (the “Warrant Shares”), subject to certain cutbacks, and to use reasonable best efforts to cause the registration statement to be declared effective by the earlier of (i) the 150th day following the closing of the 2007 Equity Transactions in the event that the registration statement is subject to review by the Securities and Exchange Commission, and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the registration statement may be accelerated. If we fail to cause the registration statement to be declared effective on or before the time periods specified above, or cause the Registration Statement to remain effective for the lesser of (i) such time as all of the Shares and Warrant Shares required to be covered by the registration statement have been publicly sold by the selling stockholders, and (ii) such shorter period for the availability of sales of the Shares and Warrant Shares pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended, except for allowable grace periods, we shall be required to pay the purchasers liquidated damages equal to 1% of the aggregate purchase price for the Shares per month until such failures are cured, subject to a cap of 10%. We filed the necessary registration statements, which became effective on December 28, 2007. In the event that the Company fails to maintain the effectiveness of the Registration Statement for the time period described above, except during certain grace periods, the total aggregate amount of liquidated damages to be paid in cash to the purchasers, would be $0.5 million per month, up to a maximum aggregate payment of $5.0 million. Notwithstanding the foregoing, no liquidated damages shall be due pursuant to the registration rights agreement as a result of any failure caused by the application of Rule 415 by the SEC and no liquidated damages shall be payable with respect to the Warrants or the Warrant Shares.

On July 27, 2007, PWJ Funding, LLC, PWJ Lending LLC and Holtzman entered into a Lock-Up Agreement for the benefit of the purchasers and agreed not to issue, sell, offer or agree to sell, grant any option for the sale of, pledge, enter into any swap, derivative transaction or other arrangement that transfers to another, any of the economic consequences of ownership of any of their respective Whitehall shares (other than the Shares and Warrants purchased by PWJ Funding, LLC and PWJ Lending LLC pursuant to the securities purchase agreement and the Warrant Shares underlying the Warrants purchased PWJ Funding, LLC and PWJ Lending LLC pursuant to the securities purchase agreement) beginning on July 27, 2007 and continuing to and including the date that is 180 calendar days after the date that the registration statement is declared effective, which occurred on December 28, 2007.

In connection with the 2007 Equity Transactions, Whitehall incurred expenses, which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $3.0 million which were capitalized into additional paid in capital.

ITEM 1A—RISK FACTORS

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Form 10-K, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be affected in a materially adverse manner. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Business

We have recorded substantial net losses and declines in comparable store sales in recent periods and there is no assurance that we will not continue to incur substantial losses and declines in comparable store sales.

We recorded net losses and decreases in comparable store sales in fiscal years 2007, 2006 and 2005. It is likely that we will continue to have net losses through fiscal year 2008. There is no assurance that we will not continue to incur substantial losses and declines in comparable store sales in the future.

Current funding demands may affect operations and shareholders.

Based on recent financial results, the borrowing availability under our revolving credit facility and term loan agreement, together with cash on hand, current and anticipated cash flow from operations and cost reductions may not be adequate to meet our working capital and capital expenditure needs through the remainder of fiscal 2008 or thereafter. We may need additional financing in the near term to fund our working capital and capital expenditure needs and, therefore, are discussing potential financing alternatives with Prentice Capital and other potential investors. There can be no assurance that this or other additional financing could be obtained on terms that are favorable to us, or at all. If we are unable to obtain additional financing, we may not be able to pay all of our obligations in fiscal 2008 or thereafter.

Our business is particularly susceptible to adverse economic conditions.

Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy. The Company’s comparable store sales decreased 13.8% in the fourth quarter of fiscal year 2007 primarily due to deteriorating economic conditions, which led to a significant decrease in consumer purchases of discretionary jewelry items. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions) affecting disposable consumer income such as employment wages and salaries, business conditions, interest rates, availability and cost of credit and taxation, for the economy as a whole and in regional and local markets where we operate. In addition, we are dependent upon the continued popularity of malls as a shopping destination and the ability of malls or tenants and other attractions to generate customer traffic for our stores. Increases in gasoline prices may affect the popularity of malls as shopping destinations and our customer traffic and may have a depressing effect on discretionary consumer spending generally. There can be no assurance that consumer spending will not be adversely affected by general economic conditions or a decrease in mall traffic, thereby negatively affecting our results of operations or financial condition.

Our current levels of debt could impact our operations in the future.

As of February 2, 2008, we had approximately $103.7 million of outstanding debt, constituting approximately 79.0% of our total debt and stockholders’ equity, including approximately $58.4 million under our revolving credit facility for a total facility up to $125.0 million through February 20, 2011, $25.0 million in term loans and approximately $20.3 million in trade notes payable to vendors. In addition, the Company borrowed an additional $15.0 million under the term loan credit agreement in the first quarter of fiscal year 2008. As of May 13, 2008, we had approximately $128.3 million of outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We may need funding in addition to our cash flow from operations and existing credit facilities. Based on recent financial results, current and anticipated cash flow from operations, and cost reductions may not be adequate to meet our working capital and capital expenditure needs through the remainder of fiscal 2008 or thereafter. We are currently exploring various financing strategies as further described above, in “Risk Factors—Current funding demands may affect operations and shareholders.” There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain capital, we may not be able to pay all of our obligations in fiscal 2008 or to implement our key initiatives to grow our business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.

We may be required to pay certain indebtedness sooner than currently anticipated in the event that we default on our trade debt obligations.

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity and Capital Resources Elements—Trade Notes Payables,” we have an outstanding principal trade debt, or trade debt, to inventory suppliers of approximately $20.3 million. On or about May 25, 2007, Whitehall sent a proposed Note Extension Agreement, or NEA, to inventory suppliers to whom we owed trade debt, requesting that such suppliers extend the payment date for their remaining trade debt balance, which had a maturity date of September 30, 2007. We entered into NEAs with suppliers holding approximately 75% of the outstanding trade debt, pursuant to which the maturity date of their respective trade debt was extended to March 31, 2009.

The NEAs included the following additional events of default, subject to notice and opportunity to cure: (1) the failure of Whitehall to pay $2.5 million to all suppliers who did not execute an NEA, which we refer to as Non-Participating Suppliers, or, to the extent the entire $2.5 million is paid to Non-Participating Suppliers, the failure to pay the remaining portion of the $2.5 million on a pro-rata basis to the suppliers who did execute NEAs, which we refer to as Participating Suppliers; (2) Whitehall pays in the aggregate more than $2.5 million on account of such trade debt other than in connection with a partial repayment of such trade debt on a pro-rata basis among all of the Participating Suppliers; (3) Whitehall terminates Edward Dayoob and Michael Don without cause (as defined in their employment agreements); or (4) there is a change in control of Whitehall.

We paid approximately $2.0 million of the trade debt to Non-Participating Suppliers on or about September 30, 2007. The maximum additional amount that we are permitted to pay under the terms of the NEAs to Non-Participating Suppliers prior to March 31, 2009 is approximately $0.5 million. We collectively owed a gross amount of $4.6 million (before certain disputed offsets) of trade debt, which we refer to as the Fabrikant debt, to M. Fabrikant & Sons Inc. and Fabrikant-Leer International, or collectively the Fabrikant entities, who have filed for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. During the bankruptcy proceedings, the Fabrikant debt was sold to a third party, whom we refer to as the Fabrikant debt purchaser. We did not pay the Fabrikant debt when it became due and payable on September 30, 2007, and the Fabrikant debt purchaser has declined to enter into an NEA with us. We have been engaged in discussions with several third parties to purchase all or a portion of the Fabrikant debt from the Fabrikant debt purchaser, and with such third party purchasers agreeing to extend the payment date of the purchased Fabrikant debt until March 31, 2009. We have also been in negotiations with the Fabrikant debt purchaser with respect to an agreement to extend the payment date for the Fabrikant debt until March 31, 2009. While all of these various discussions are ongoing, at this time we do not have a definitive agreement from any party, and there can be no assurances that a final definitive agreement will be reached.

In the event we are unable to reach a definitive agreement with respect to the Fabrikant debt that provides for an extension of the maturity date for such debt, we may be required to pay that debt in full prior to March 31, 2009. Such payment may lead to an event of default under the NEAs, pursuant to which approximately $15.6 million of principal trade debt, together with accrued interest, would become due and payable prior to March 31, 2009. A default under a material amount of our trade debt may also lead to an acceleration under our other indebtedness that contains cross-default provisions, including our senior credit agreement governing our revolving credit facility and our term loan credit agreement. It is not likely that we would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, the lenders under these credit agreements could proceed against their collateral, which includes substantially all of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity and Capital Resources Elements.”

We have undergone substantial changes, which could adversely affect our business.

We have experienced a number of changes since fiscal 2005, including, but not limited to, the following: seven different Chief Executive Officers for Whitehall; major changes in our bank loan facilities; incurrence and repayment of indebtedness from affiliates of Prentice and Holtzman; the closing of 77 retail store locations over a period commencing in November 2005 and ending in April 2006; net losses totaling $44.9 million in fiscal 2006 and $74.1 million in fiscal 2007, a merger transaction in June of 2006 pursuant to which affiliates of Prentice and Holtzman acquired all of the outstanding capital stock of Whitehall, a merger between affiliates of Prentice and Holtzman and Whitehall, the Merger and the 2007 Equity Transactions on July 27, 2007, and the recent acquisition of 78 stores described above in “Item 1. Business—Recent Developments—Acquisition of 78 Stores and Related Financing.” These and other changes could adversely affect our business by creating uncertainty and diverting management’s attention from our core operations.

We may not be able to effectively integrate the 78 stores we recently acquired or be successful in generating adequate profits from these stores

The integration of the recently acquired assets of Friedman’s Inc. and Crescent Jewelers related to 78 stores into the Company’s existing operations may be difficult and may lead to adverse effects. Furthermore, this acquisition may also result in a diversion of our capital and our management’s attention from other business issues and opportunities. If we fail to successfully integrate acquisitions or if we fail to provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and financial performance.

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

Our business is highly seasonal, with a significant portion of our sales and most of our gross profit generated during the fourth fiscal quarter ending the Saturday closest to the thirty-first day of January. Sales in the fourth quarter of fiscal 2007, ending February 2, 2008, accounted for 35% of annual sales for such fiscal year. The net loss for the fourth quarter of fiscal 2007 was $24.6 million (including non-cash impairment charges of $23.0 million), as compared to a net loss before discontinued operations of $49.5 million recorded in the previous three fiscal quarters. In recent years, we have generated losses in each of the first three fiscal quarters. We also have historically experienced lower net sales and minimal net income in each of our first three fiscal quarters and we expect this trend to continue for the foreseeable future. We expect to continue to experience fluctuations in our net sales and net income due to a variety of factors. A shortfall in results for the fourth quarter of any fiscal year could have a material adverse effect on our annual results of operations. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including: increases or decreases in comparable store sales; timing of new store openings and net sales contributed by new stores; timing of certain holidays and special and/or promotional events initiated by us; changes in our merchandise; inventory availability and our ability to fund inventory purchases; general economic, industry and weather conditions and disastrous national events that affect consumer spending; and the pricing, merchandising, marketing, credit and other programs of our competitors.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected.

We are highly dependent upon the ability and experience of our senior executives and other key employees. We have experienced and continue to experience substantial employee turnover. Additionally, Edward Dayoob, who served as our Chief Executive Officer during fiscal years 2006 and 2007, recently retired from such position. It is likely that there will be additional changes to our management team and other personnel as we focus on improving execution and reducing costs. Our inability to retain highly qualified management personnel or find suitable replacements could have a material adverse effect on our results of operations or financial condition and may negatively impact the execution of our plan to improve operations. We do not maintain “key executive” life insurance on any of our executives.

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

We also face significant new competition from Internet jewelry retailers. Over the past several years, a number of businesses began marketing fine jewelry via the Internet. The large scale consumer acceptance of Internet fine jewelry retailing is affecting the jewelry retailing business, resulting in additional competition for sales and lower price points and margins, and we believe that the increase of Internet retailing has adversely affected our results of operations and financial condition. We are not currently transacting Internet sales of jewelry.

A decrease in the availability of, or an increase in the cost of, consumer credit could have a negative impact on our business.

The third party credit we offer to our customers is supplied to us primarily through a private label credit card arrangement with G.E.C.C. During fiscal year 2007, private label credit card sales accounted for approximately 41.1% of our net sales while total non-private label credit sales, including major credit cards such as Visa, MasterCard, American Express and others, constituted approximately 48.5% of our net sales. The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition. During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability or increase the cost of such credit.

We are dependent upon our major suppliers for merchandise including consigned merchandise

We do not manufacture our own merchandise but instead work closely with a number of suppliers. During fiscal 2007, our largest supplier accounted for approximately 14% of our total purchases, and our largest five suppliers accounted for approximately 39% of such purchases. Our relationships with our primary suppliers are generally not pursuant to long-term agreements. We depend on our suppliers to ship merchandise on time and within our quality standards. Although we believe that there are a number of suppliers of fine jewelry, the loss of one or more of our major suppliers, particularly at critical times during the year, could have a material adverse effect on our results of operations or financial condition.

Vendors may no longer be willing to provide us merchandise on a consignment basis.

A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale thereby reducing our direct capital investment in inventory. The cost of the merchandise that is carried on a consignment basis is only payable to vendors after the sale of such inventory, in accordance with the individual agreements with vendors. No interest is charged by vendors for consignment inventory that is paid for by us within the time period allotted in the individual agreements following a sale. The weighted average percentage of our total inventory that was carried on consignment for fiscal 2005, 2006 and 2007 (based on the inventory levels at the end of each fiscal year or quarter, as applicable) was 26.5%, 18.4% and 24.0%, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the general economy or their perception of the desirability of doing business with us. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

Our business is particularly susceptible to fluctuations in gem and gold prices.

Our company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2007, diamonds, gold and precious and semi-precious jewelry accounted for approximately 95% of our total merchandise sales. A significant change in prices or in the availability of diamonds, gold or other precious and semi-precious metals and stones could have a material adverse effect on our results of operations or financial condition. In recent periods, we have experienced increases in diamond prices which we expect to continue to increase our overall costs, adversely affecting our results of operations. There appears to be increasing consumer acceptance of diamond substitutes and, as a result, there may be less consumer willingness to pay higher diamond prices. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company as well as the retail jewelry industry as a whole. Higher priced jewelry items, such as the higher price point merchandise that we have emphasized in recent periods, tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

We may have to take additional accounting charges on our financial statements.

We include as assets on our financial statements leasehold improvements, furniture, fixtures, inventory, goodwill, intangible assets and other items that are subject to impairment charges under generally accepted accounting principles if the net book values of such items on our financial statements exceed their fair market values. For fiscal year 2005, we recorded non-cash impairment charges of $11.6 million, of which $8.4 million related to discontinued operations, relating to long-lived assets, primarily furniture, fixtures and leasehold improvements at 102 of our retail stores (77 related to discontinued operations). These impairment charges had the effect of reducing our earnings for fiscal year 2005. There were no impairment charges in fiscal year 2006. In the fourth quarter of fiscal 2007, the Company recorded an impairment charge of $9.2 million related to goodwill and $13.8 million related to impairment of fixed assets and favorable leases at 187 of its stores. These impairment charges had the effect of increasing our net loss for fiscal year 2007. There can be no assurance that we will not take additional impairment charges in the future as a result of additional store closings, other restructurings, other impairments or the valuation of other assets.

In addition, from time to time, we take price reductions on certain merchandise inventory, and may use alternative methods of disposition of certain inventory, which could result in future additional valuation allowances.

Our operations are affected by substantial regulation.

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

Two of our four current directors are either employees of or advisors to Prentice or Holtzman, as described under “Directors and Executive Officers” in the Company’s amended registration statement on Form S-1 filed on December 27, 2007, and in our Current Reports on Form 8-K filed on April 2, 2008 and May 12, 2008. Holtzman and affiliates of Prentice will also have sufficient voting power to amend our organizational documents. The interests of Prentice and Holtzman may not coincide with the interests of other holders of our common stock. Additionally, Prentice and Holtzman are in the business of making investments in companies and, from time to time, may acquire and hold interests in businesses that compete directly or indirectly with us. Prentice and Holtzman may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

The agreements we entered into in connection with the 2007 Equity Transactions require us to, among other things, register for resale the Shares and the Warrant Shares, and maintain the effectiveness of the registration for an extended period of time. We filed the necessary registration statement in the second half of fiscal year 2007, which became effective on December 28, 2008. If we fail to maintain the effectiveness of the registration statement for the lesser of such time as the Shares and Warrant Shares required to be covered by the registration statement have been sold by the selling stockholders and such shorter period for the availability of sales of securities pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended, except for allowable grace periods, we shall be required to pay the purchasers liquidated damages equal to 1.0% of the aggregate purchase price for the Shares per month until such failures are cured and interest accrues at a rate of 1.0% per month on any late liquidated damages payments. However, in no event shall the aggregate liquidated damages payable pursuant to the registration rights agreement exceed in the aggregate ten percent (10%) of the aggregate purchase price of the Shares paid to us pursuant to the securities purchase agreement and no liquidated damages shall be due pursuant to the registration rights agreement as a result of any failure caused by the application of Rule 415 by the SEC and no liquidated damages shall be payable with respect to the Warrants or the Warrant Shares.

In the event that the Company fails to maintain the effectiveness of its registration statement within the time periods set forth above, except for allowable grace periods, the total aggregate amount of liquidated damages to be paid in cash to the Purchasers of Shares and Warrants, would be $0.5 million per month, up to a maximum aggregate payment of $5.0 million.

Risks Related to our Common Stock

Since there has been no active public market for our common stock, prospective investors may not be able to resell their shares at or above the purchase price paid by such investor, or at all.

Our common stock is eligible for quotation on the OTC Bulletin Board, under the symbol “WHJH.” The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including a lack of readily available price quotations; lower trading volume; absence of consistent administrative supervision of “bid” and “ask” quotations; and market conditions.

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

Our common stock is not currently covered by any securities analysts. There is no guarantee that securities analysts will cover our common stock. The lack of research coverage may adversely affect our common stock’s market price.

Our common stock is considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently below $5.00 per share. The SEC’s penny stock rules require that a broker-dealer deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market, before a transaction in a penny stock, not otherwise exempt from the rules, can take place. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that, before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares.

Future sales of our common stock may depress our stock price.

Our current public float is 11,542,133 shares of common stock. We registered 11,227,414 shares of common stock for resale by filing a registration statement on Form S-1 in the second half of fiscal 2007, which was declared effective on December 28, 2008. The amount of shares registered by us in the second half of fiscal 2007 represents a multiple of approximately 36 times the amount of our other shares of common stock that were freely tradable immediately prior to the December 28, 2008 effectiveness of the registration statement. Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. On July 27, 2007, immediately prior to the Merger, we had 479,438 shares of common stock outstanding held 100% by our pre-Merger shareholders and no current market for our outstanding shares. Immediately after the Merger and the 2007 Equity Transactions, we had 39,953,121 shares of common stock outstanding, and the 479,438 shares of common stock held by our pre-Merger shareholders represented 1.2% of our outstanding shares of common stock. Shortly following the Merger, the market of our outstanding shares became established on the OTC Bulletin Board, with all of the shares outstanding prior to the Merger eligible to be sold in such market, except for 164,719 shares of our common stock, held by a pre-Merger stockholder, which are subject to a lockup period and only become freely tradable upon the earlier of (i) six months after the Merger; or (ii) effectiveness of the registration statement. Therefore, prior to the effectiveness of the registration statement the total current market of our outstanding shares was 314,719 shares of common stock. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of the shares we registered for resale or any additional shares we may issue in the future were sold in the public market, the market value of our common stock could be adversely affected.

If we fail to maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We have updated the process of documenting and testing our internal control procedures in order to satisfy these requirements, which resulted in increased general and administrative expenses and shifted some management time and attention from revenue-generating activities to compliance activities.

Beginning with our annual report on Form 10-K for the fiscal year ended January 31, 2009 our auditors may be required to issue an opinion on the effectiveness of our internal controls over financial reporting. There can be no assurance that our auditors will be able to issue an unqualified opinion on such assessment. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

FORWARD-LOOKING STATEMENTS

This filing on Form 10-K, contains certain forward-looking statements and information relating to the Company that are based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to management, including statements related to the markets for the Company’s products, general trends and trends in the Company’s operations or financial results, plans, expectations, estimates and beliefs. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “opinion,” “will” and similar expressions and their variants, as they relate to the Company or the Company’s management, may identify forward-looking statements. Such statements reflect the Company’s judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the risk factors described herein, which may have a significant impact on the Company’s business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

See “Item 1A. Risk Factors” for examples of factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements.

The Company undertakes no obligation to update forward-looking statements.

ITEM 2—PROPERTIES

As of April 30, 2008, the Company operated 375 stores in 39 states. These states are Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. The Company operates locations in many major cities, including, but not limited to Atlanta, Chicago, Ft. Worth., Houston, Indianapolis, Las Vegas, Memphis, Miami, Phoenix, San Antonio, San Diego and San Jose. All of these stores are leased and are predominantly located in regional or super-regional malls. The Company’s stores have averaged approximately 900 square feet and the 78 Friedman’s and Crescent stores that WJI recently acquired are generally larger in size (averaging approximately 1,600 square feet) and some of these stores are located in strip malls. The Company’s typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent payment based on store sales and certain other occupancy charges. As of April 30, 2008, the average remaining life of the leases for the Company’s stores was between three and four years. While there can be no assurance, the Company expects generally to be able to renew desirable leases as they expire.

The Company moved to its new corporate offices in fiscal year 2006. The Company leases approximately 52,000 square feet of office and administrative space in Chicago, Illinois, in an office building housing the Company’s corporate headquarters, distribution functions and quality assurance operations.

ITEM 3—LEGAL PROCEEDINGS

The Company is involved from time to time in legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company’s results of operations or financial condition.

PART II

ITEM 5—MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “WHJH.OB.” We became eligible for quotation on the OTC Bulletin Board on July 10, 2006; however, our common stock did not commence public trading until August 2, 2007, when our common stock listed on the OTC Bulletin Board under the symbol “BTVI.OB.” We changed our symbol to “WHJH.OB” on September 7, 2007.

Since our common stock became eligible for trading there has been some minimal trading activity in our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. To date, there is no established public trading market for our common stock.

The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid information for our common stock for each quarter since July 10, 2006, so far as information is reported, through February 2, 2008 on the OTC Bulletin Board for the periods are indicated below.

	High	Low
2007
Fourth Quarter (November 4, 2007–February 2, 2008)	$3.75	$0.55
Third Quarter (August 5, 2007–November 3, 2007)	$3.75	$3.50
Second Quarter (May 6, 2007–August 4, 2007)	$3.50	$3.50
First Quarter (February 1, 2007–May 5, 2007)	N/A	N/A

	High	Low
2006
Fourth Quarter (November 1, 2006–January 31, 2006)	N/A	N/A
Third Quarter (August 1, 2006–October 31, 2006)	N/A	N/A
Second Quarter (July 10, 2006–July 31, 2006)	N/A	N/A

Holders

As of April 30, 2008, there were 485 holders of record of our common stock. Please consult the section entitled “Item 1A. Risk Factors” for a discussion of risks associated with our common stock as a result of it being considered to be a “penny stock” or for its being quoted on the OTC Bulletin Board.

Dividends

The Company did not declare any dividends in fiscal 2007 and 2006 and intends to retain its earnings to finance future growth. Therefore, the Company has no current intention to pay dividends in the foreseeable future. The declaration and payment of dividends, if any, would be subject to the discretion of the Board of Directors of the Company and to certain limitations under the Delaware General Corporation Law. In addition, the Company’s Senior Credit Agreement contains restrictions on the Company’s ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6—SELECTED FINANCIAL DATA

On June 8, 2006, WJ Holding Corp., an affiliate of Prentice and Holtzman acquired Whitehall pursuant to the 2006 Merger. The financial statements included in this report for any period prior to June 8, 2006, the date of the acquisition by WJ Holding Corp., are referred to as the “predecessor”

period statements. We refer to the financial statements for the period June 9, 2006 to January 31, 2007 and thereafter, as the “successor” period statements.

The following tables set forth summary historical consolidated financial and other operating data for Whitehall. The summary consolidated historical financial data (See “Consolidated Financial Statements and Exhibits”) for the period June 9, 2006 through January 31, 2007 and fiscal year 2007 are derived from our consolidated financial statements for the successor period included in “Item 8. Financial Statements and Supplementary Data.” The summary consolidated historical financial data for the period February 1, 2006 through June 8, 2006 and for fiscal 2003 through fiscal 2005 are derived from our consolidated financial statements for the predecessor period also included in “Item 8. Financial Statements and Supplementary Data.”.

The information set forth below should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and the financial statements included elsewhere in this document.

Our historical financial results for the predecessor and the successor periods are presented separately. The separate presentation is required under U.S. GAAP in situations when there is a change in ownership, which resulted in purchase accounting being applied to the acquisition of Whitehall by WJ Holding Corp. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost bases associated with the allocation of the purchase price. There have been no material changes to operations or customer relationships of our business as a result of the 2006 Merger.

(In thousands, except share, per share and selected operating data)	Successor		Predecessor
	Fiscal 2007	June 9, 2006 to Jan. 31, 2007	Feb. 1 2006 to June 8, 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
STATEMENT OF OPERATIONS
Net sales	$242,913	$181,142	$85,095	$284,672	$292,020	$300,159
Cost of sales (including buying and occupancy expenses)	174,811	124,747	58,364	191,016	189,223	186,539

Gross profit	68,102	56,395	26,731	93,656	102,797	113,620
Selling, general and administrative expenses	100,738	66,787	35,928	102,324	98,318	98,000
Professional fees and other charges(1)	4,409	5,642	2,489	10,564	7,679	21,874
Loss on disposal of property & equipment	484	1,650	—	26	383	—
Impairment of goodwill	9,215	—	—	5,662	—	—
Impairment of long-lived assets	13,821	—	—	3,171	—	—

Loss from operations	(60,565)	(17,684)	(11,686)	(28,091)	(3,583)	(6,254)
Interest expense	13,464	10,957	5,183	12,536	4,365	4,110

Loss before income taxes	(74,029)	(28,641)	(16,869)	(40,627)	(7,948)	(10,364)
Income tax expense (benefit)	88	168	—	2,475	(2,430)	(3,711)

Net loss from continuing operations	(74,117)	(28,809)	(16,869)	(43,102)	(5,518)	(6,653)
Income (loss) from discontinued operations, net of income taxes(2)	—	134	648	(41,255)	(4,365)	(2,061)

Net loss	$(74,117)	$(28,675)	$(16,221)	$(84,357)	$(9,883)	$(8,714)

(In thousands, except share, per share and selected operating data)	Successor		Predecessor
	Fiscal 2007	June 9, 2006 to Jan. 31, 2007	Feb. 1 2006 to June 8, 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
DILUTED LOSS PER SHARE:
Continuing operations	$(2.25)	$(1.14)	$(0.67)	$(1.70)	$(0.22)	$(0.26)
Discontinued operations	—	0.01	0.03	(1.63)	(0.17)	(0.08)

Net loss	$(2.25)	$(1.13)	$(0.64)	$(3.33)	$(0.39)	$(0.34)

Weighted Average Common Shares	32,902	25,333	25,333	25,333	25,333	25,333
SELECTED OPERATING DATA:
Stores open at end of period	305	322	315	365	382	380
Average net sales per store(3)	$768,000	$585,000	$255,000	$874,000	$861,000	$925,000
Average net sales per gross square foot(4)	$851	$670	$294	$995	$976	$1,066
Average merchandise sale(5)	$354	$398	$322	$350	$304	$285
Comparable store sales (decrease)(6)	(7.5)%	(8.2)%	(7.0)%	(3.9)%	(3.7)%	(0.6)%
BALANCE SHEET DATA (AT END OF PERIOD):
Merchandise inventories, net	$150,435	$174,090	$141,170	$142,124	$183,676	$206,146
Working capital	48,342	(309)	39,419	35,152	39,840	45,417
Total assets	184,829	234,640	208,785	186,332	256,830	286,997
Total debt	103,685	162,306	124,343	117,211	73,793	80,980
Stockholders’ (deficit) equity, net	$27,454	$(4,368)	$24,307	$16,711	$96,623	$105,768

(1)	Includes legal, accounting and consulting services expenses, litigation charges and severance accruals.

(2)	Reflects discontinued operations related to 78 stores closed as of April 26, 2006, 77 of which were closed in connection with the store closure plan.

(3)	Average net sales per store represents the total net sales for stores open for a full fiscal period indicated divided by the total number of such stores.

(4)	Average net sales per gross square foot represents total net sales for stores open for a full fiscal period indicated divided by the total square feet of such stores.

(5)	In fiscal year 2005, average merchandise sales includes comparable ongoing stores only.

(6)

Comparable store sales are defined as net sales of stores which are operating for each month in the current reporting period as well as open for the same month during the prior year reporting period. In fiscal years 2005 and 2006, the comparable store sales exclude sales during liquidation activities relating to the store closure plan.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our fiscal 2007 financial statements, including the notes thereto found elsewhere in this document.

Overview

Whitehall Jewelers Holdings, Inc., formerly known as BTHC VII, Inc., completed the 2007 Merger (as described more fully in Note 3 to our consolidated financial statements included herein) and became the ultimate parent company of WJI and now owns and operates a jewelry business.

We are a mall-based national retailer of fine jewelry operating 305 stores in 37 states as of February 2, 2008. As a result of the acquisition of 78 Friedman’s and Crescent stores and the closing of 8 stores in the first quarter of fiscal year 2008, the Company operated 375 stores in 39 states as of April 30, 2008. We offer a selection of merchandise in the following categories: diamonds, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions, which affect disposable consumer income and/or its use. Our comparable store sales have declined 13.8% in the fourth quarter of fiscal year 2007 in large part due to a recent deterioration in the U.S. economy, and we expect continued weakness in comparable store sales for fiscal year 2008 based on lower expected consumer spending on discretionary jewelry items.

For the fiscal year 2007, we recorded a net loss of $74.1 million, and for fiscal year 2006 our net loss was $49.5 million before discontinued operations. The primary contributors to the net loss were (i) declines in comparable store sales of 7.5% for fiscal year 2007, and 7.8% for fiscal year 2006 and decreases in the gross margin rates, (ii) professional fees related to various mergers and financing activities, (iii) severance costs related management turnover in fiscal year 2006, and (iv) interest expense associated with higher and more expensive borrowing, and (v) goodwill and long- lived asset impairment charges totaling $23.0 million in the fourth quarter of fiscal 2007.

During fiscal 2006 and fiscal 2007, we undertook efforts to turn around our core business and improve sales, margin and profitability. We focused on several key initiatives including hiring new management, repositioning our merchandising and marketing, improving store operations, expanding our supply chain and merchandise planning capabilities and financing our operations. We are also looking to capitalize on opportunities to acquire additional stores and assets at favorable prices such as our recent acquisition of 78 stores and related assets in April 2008. As a result of the recent acquisition and these efforts, we expect our operating results to improve going forward, assuming the U.S. economy does not further deteriorate.

As further described below, we have strengthened the management team by hiring people in key management positions with extensive industry experience at the executive level and in the merchandising and marketing areas. A number of the people recently hired have previously worked together.

We have implemented important strategies to improve our merchandise assortment to better fit target customers and enhance profitability. We are positioning Whitehall as a destination for bridal customers with a wider assortment of bridal merchandise and providing supporting marketing programs. We are also improving our penetration of higher margin gold and color categories. We ran extended clearance sales in the first half of fiscal 2007 to reposition our inventory to offer a higher mix of full-priced goods in the second half of the year. We have also recently expanded our in- house restyle events (which allow our customers to bring in existing jewelry to be modified or upgraded) to help generate additional sales. As of April 30, 2008, we now have five in-house restyle teams operating restyle events throughout our stores.

In fiscal 2006, we established a Merchandise Planning department and implemented a new merchandising system to better manage store in-stock levels, overall inventory balances, and merchandise forecasting and ordering. We have also increased consignment merchandise and have been aggressively returning slow selling merchandise to our vendors to improve our balance sheet and cash flow. Consignment inventory as a percent of total inventory has increased from 20.4% at January 31, 2007 to 29.3% at February 2, 2008.

We also implemented several new initiatives aimed at improving store execution and performance. We continue to focus on recruiting top sales and management talent at the store and regional manager level. In late fiscal 2006, we modified our incentive compensation program to emphasize store contribution margin as well as sales. We continue to adjust our incentive compensation plan to optimize sales and profitability. We are in the process of expanding the reporting tools that district managers use to manage store performance, expanding our training efforts at the store level and enhancing cross-functional communication throughout the organization. We continue to look at store performance and focus management efforts on priority stores.

Historically, we have been more highly leveraged than some of our competitors. Over the past two years, we have spent a significant amount of time and resources on financing the Company’s operations. In early fiscal 2007, we renegotiated our revolving credit facility to extend the maturity to February 2011, increase availability and lower current applicable interest rates. We entered into term loan arrangements with our owners and our bank lenders in the first half of fiscal 2007 and borrowed $42.5 million under such arrangements to meet working capital needs. In August 2007, we completed the Merger and 2007 Equity Transactions whereby we raised $50.0 million in additional equity funding and converted $66.6 million in debt including accrued interest to equity. Additionally, we are in the process of renegotiating our vendor trade payables to extend the maturity date from September 30, 2007 to March 31, 2009. As of April 30, 2008, Whitehall had received commitments from suppliers constituting approximately 75% of the outstanding trade notes to extend the maturity date to March 31, 2009. The Company borrowed $25.0 million in January 2008 and an additional $15.0 million in the first quarter of fiscal 2008 from Prentice Capital, LP to fund our ongoing operating cash requirements.

Our business is highly seasonal. During fiscal year 2007, a significant portion our sales and gross profit was generated during the fourth fiscal quarter ended February 2, 2008. Fourth quarter fiscal year 2007 net loss was $24.6 million (including non-cash impairment charges of $23.0 million) as compared to a net loss of $49.5 million recorded in the previous three fiscal quarters. Historically, income generated in the fourth fiscal quarter represents all or a majority of our income generated during the fiscal year. We have historically experienced lower net sales in each of our first three fiscal quarters and expect this trend to continue. For fiscal year 2007, Credit sales represented 89.6% of our overall sales, of which our private label credit card sales accounted for 48.5% of total sales and non-private label credit cards accounted for 41.1%.

Recent Developments

Acquisition of 78 Stores and Related Financing Activities

On April 11, 2008, WJI acquired assets pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), dated April 11, 2008, with Friedman’s Inc. and Crescent Jewelers (collectively, the “Sellers”). The acquired assets relate to 78 of the Sellers’ retail locations. These assets were sold in connection with a bankruptcy proceeding concerning the Sellers in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court entered an order approving this sale of assets on April 10, 2008. We currently expect to operate these 78 retail locations as either Whitehall or Lundstrom stores.

The assets that WJI acquired pursuant to the Asset Purchase Agreement include prepaid assets and deposits, inventory and other tangible property located in or related to the 78 retail locations that are the subject of the transaction, as well as any goodwill and other intangible assets associated exclusively or principally with the acquired assets, but do not include the respective stores’ accounts receivable or cash. The Sellers have represented that the cost value of the inventory (excluding any consignment goods) acquired by WJI is not less than $18.0 million and no more than $24.0 million.

Pursuant to the Asset Purchase Agreement, WJI is assuming all liabilities that arise after the closing under assumed contracts, which include real estate leases as well as all liabilities relating to ownership or use of the purchased assets by WJI or otherwise relating to WJI’s operation of the 78 stores.

The cash purchase price for this acquisition pursuant to the Asset Purchase Agreement equals 63% of the aggregate cost value of the acquired inventory (excluding any consignment goods). The approximately $14.3 million aggregate purchase price for this acquisition is subject to adjustment after a physical inventory taking by a third party is completed post-closing. WJI is responsible for half of the fees and expenses related to this inventory taking. On April 11, 2008, the closing date, WJI paid 67% of the purchase price in cash (approximately $9.6 million), which was borrowed under its existing revolving credit facility. On the closing date, WJI also delivered an irrevocable standby letter of credit for $4.8 million to the Sellers to secure its obligation to pay the remaining portion of the purchase price.

We expect to also acquire some of the consignment goods that were held for sale by the Sellers. The purchase price for these consignment goods will be separately agreed upon by us and the respective vendors.

WJI satisfied the balance of the purchase price for this acquisition on May 12, 2008 when Friedman’s drew $4.6 million on the letter of credit and cancelled the remaining $0.2 million on the letter of credit. As of May 1, 2008, WJI reduced its indebtedness under its revolving credit facility by $5 million by borrowing such amount from PWJ Lending II, LLC under Whitehall’s amended Term Loan Credit Agreement. As of May 1, 2008, the aggregate principal amount outstanding under the Term Loan Credit Agreement was $40.0 million and additional borrowing availability was $10.0 million. Whitehall’s obligations under this loan agreement are secured by a junior lien on all of its assets, including the assets acquired pursuant to the Asset Purchase Agreement.

Management Changes

At the effective time of the 2007 Merger, the Company’s executive management team was reconstituted and Timothy P. Halter resigned from his positions as the Company’s President, Chief Executive Officer and Chief Financial Officer. At that time, the following individuals (all of whom were officers of WJI prior to the 2007 Merger) took the positions set after their names: Edward A. Dayoob (Chief Executive Officer and President); Michael Don (Executive Vice President and Chief Financial Officer); Mark Funasaki (Executive Vice President—Chief Administrative Officer and Business Development), David Harris (Senior Vice President—Store Operations) and Robert B. Nachwalter (Senior Vice President and General Counsel).

Additionally, pursuant to the Agreement and Plan of Merger, on August 12, 2007, which was 10 days after the Company’s filing of a Schedule 14f-1 on August 2, 2007, the Company’s board of directors was reconstituted by the appointment of Edward Dayoob, Jonathan Duskin, William R. Lazor, Charles G. Phillips and Efrem Gerszberg, and the resignation of Timothy P. Halter from his role as director of the Company. Biographical and other information regarding these individuals is provided under the caption “Directors and Executive Officers” in the Company’s amended registration statement on Form S-1, filed on December 27, 2007, and in our current report on Form 8-K filed on April 2, 2008.

Effective August 13, 2007, Michael Don was appointed to the position of President and Chief Operating Officer of the Company. On August 13, 2007, David Harris, Senior Vice President—Store Operations, left the Company to pursue other opportunities. Effective August 20, 2007, Peter Michielutti joined the Company as Executive Vice President and Chief Financial Officer.

On April 1, 2008 Daniel Platt was appointed to Whitehall’s Board and Charles Phillips resigned.

On April 30, 2008, Edward Dayoob retired from his position as our Chief Executive Officer. We appointed Michael Don to serve as our new Chief Executive Officer. Mr. Don will continue to serve as our President and Chief Operating Officer as well. Mr. Dayoob will continue in his position as Chairman of our Board of Directors, and will advise us on merchandising and operational matters as a consultant.

Effective May 8, 2008, Jonathan Duskin resigned as a Director of the Company.

Store Closures

In November 2005, we announced a plan to close approximately 77 underperforming retail stores. To assist with the closing of these stores, we entered into a store closing and inventory liquidation agreement during early November 2005 with a third party to liquidate inventories through store closing sales. Pursuant to the terms of this agreement we received cash proceeds from the liquidating stores of not less than 55% of the total cost of the merchandise inventory, plus the reimbursement of certain expenses to operate the store, as defined in the agreement, such as advertising, personnel, supervisory, occupancy and travel expenses. We took a charge of approximately $19.9 million during the third and fourth quarters of fiscal 2005 related to the reduction in net realizable inventory value for the stores to be closed. In addition, the decision to close these stores resulted in an impairment of the respective stores’ long-lived assets, as the carrying amount of the respective stores’ long-lived fixed assets was not recoverable as such assets were disposed of before the end of their previously estimated useful lives. We recorded long-lived asset impairment charges of $11.6 million in the fiscal year ended January 31, 2006, of which $8.4 million related to these store closures, with the remainder associated with stores that remain open.

During the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006, we generated $23.5 million and $16.7 million, respectively, in proceeds from the liquidation of inventory through a third party in the 77 closing stores and incurred $8.7 million and $5.4 million, respectively, in selling expenses to operate the closing stores during the same period. During the fourth quarter of fiscal year 2005, we reduced by $6.5 million the $19.9 million inventory valuation allowance established earlier in fiscal year 2005. This amount is classified in discontinued operations.

We also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings and recorded a charge of $3.7 million in the 2005 fourth fiscal quarter for the estimated cost of lease buyouts and related costs. During 2006, we entered into written agreements regarding lease terminations with all landlords for these leases.

In fiscal 2007, the Company closed 18 underperforming stores in the normal course of business as leases expired or in some instances prior to lease expiration. The Company continually reviews store performance and evaluates stores for potential closing. The Company closed an additional 8 stores in fiscal 2008 through April 30, 2008 and anticipates closing additional under-performing stores in fiscal 2008.

Predecessor and Successor

In accordance with U.S. GAAP, our historical financial results for the predecessor and the successor are presented separately. The separate presentation is required under U.S. GAAP in situations when there is a change in ownership, which resulted in purchase accounting being applied to the acquisition of Whitehall by WJ Holding Corp. in connection with the 2006 Merger. (For a description of this merger, see Note 2 to our consolidated financial statements included in this report.) Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. There have been no material changes to operations or customer relationships of our business as a result of the 2006 Merger.

In evaluating our results of operations and financial performance, our management has used combined results for fiscal year 2006 as a single measurement period. Due to the 2006 Merger, we believe that comparisons between fiscal year 2007 and either the predecessor’s results for the periods February 1, 2006 to June 8, 2006 or the successor’s results for the period June 9, 2006 to January 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows, within Management’s Discussion and Analysis of Financial Condition and Results of Operations, on a combined proforma basis for fiscal year 2006.

This combined proforma presentation for fiscal year 2006 simply represents the mathematical addition of pre-acquisition results of operations of the predecessor from February 1, 2006 to June 8, 2006 and the results of operations of the successor for the period of June 9, 2006 to January 31, 2007 and include certain proforma adjustments increasing the loss by $1.0 million primarily related to amortization of intangible assets and depreciation expense to reflect the effects of the 2006 Merger as if it had happened at the beginning of the periods presented. The combined proforma presentation is not intended to be a presentation in accordance with generally accepted accounting principles in the United States. We believe the combined proforma results provide relevant financial information for the investors. These combined pro forma results are intended to represent what our operating results would have been had the 2006 Merger occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “—Results of Operations.”

Matters Affecting Comparability

Effective February 1, 2007, we changed our quarterly reporting periods to coincide with the 4-5-4 retail reporting calendar to provide better year-to-year comparable sales and margin data. We use the traditional quarter end on a 4-5-4 reporting period, whereas the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week. Accordingly, fiscal year 2007 began February 1, 2007 and ended February 2, 2008 resulting in 367 sales days compared to 365 sales days in fiscal year 2006. The prior year financial information has not been restated.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for fiscal year 2007 and for the period from February 1, 2006 through June 8, 2006 and the period from June 9, 2006 through January 31, 2007. The data has been derived from our audited financial statements. Although the results of the Predecessor and Successor periods are not comparable by definition in certain respects due to the 2006 Merger and the resulting revaluation, the fiscal 2006 information is presented on a combined proforma basis for comparative purposes. For the fiscal year ended January 31, 2007, the Predecessor (February 1, 2006 to June 8, 2006) and Successor (June 9, 2006 to January 31, 2007) results of operations are combined.

(in thousands)	Successor	Proforma Combined Year Ended January 31, 2007	Combined Year Ended January 31, 2007	Successor	Predecessor
	Year Ended February 2, 2008			June 9, 2006 through January 31, 2007	February 1, 2006 through June 8, 2006	Year Ended January 31, 2006
Net sales	$242,913	$266,237	$266,237	$181,142	$85,095	$284,672
Cost of sales (including buying and occupancy costs)	174,811	183,835	183,111	124,747	58,364	191,016

Gross profit	68,102	82,402	83,126	56,395	26,731	93,656
Selling, general and administrative expenses	100,738	103,009	102,715	66,787	35,928	102,324
Professional fees and other charges	4,409	8,131	8,131	5,642	2,489	10,564
Loss on Disposal of property and equipment	484	1,650	1,650	1,650	—	26
Impairment of goodwill	9,215	—	—	—	—	5,662
Impairment of long-lived assets	13,821	—	—	—	—	3,171

Loss from operations	(60,565)	(30,388)	(29,370)	(17,684)	(11,686)	(28,091)
Interest Expense	13,464	16,140	16,140	10,957	5,183	12,536

Loss before income taxes	(74,029)	(46,528)	(45,510)	(28,641)	(16,869)	(40,627)
Income tax expense	88	168	168	168	—	2,475

Net loss from continuing operations	(74,117)	(46,696)	(45,678)	(28,809)	(16,869)	(43,102)
Income (loss) from discontinued operations	—	782	782	134	648	(41,255)

Net Loss	$(74,117)	$(45,914)	$(44,896)	$(28,675)	$(16,221)	$(84,357)

(as a percent of sales)	Successor	Proforma Combined Year Ended January 31, 2007	Combined Year Ended January 31, 2007	Successor	Predecessor
	Year Ended February 2, 2008			June 9, 2006 through January 31, 2007	February 1, 2006 through June 8, 2006	Year Ended January 31, 2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying and occupancy costs)	72.0	69.0	68.8	68.9	68.6	67.1

Gross profit	28.0	31.0	31.2	31.1	31.4	32.9
Selling, general and administrative expenses	41.5	38.7	38.5	36.9	42.2	35.9
Professional fees and other charges	1.7	3.1	3.1	3.1	2.9	3.7
Loss on Disposal of property and equipment	0.2	0.6	0.6	0.9	—	—
Impairment of goodwill	3.8	—	—	—	—	2.0
Impairment of long-lived assets	5.7	—	—	—	—	1.1

Loss from operations	(24.9)	(11.4)	(11.0)	(9.8)	(13.7)	(9.8)
Interest Expense	5.6	6.1	6.1	6.0	6.1	4.4

Loss before income taxes	(30.5)	(17.5)	(17.1)	(15.8)	(19.8)	(14.2)
Income tax expense (benefit)	0.0	0.1	0.1	0.1	—	0.9

Net loss from continuing operations	(30.5)	(17.6)	(17.2)	(15.9)	(19.8)	(15.1)
Income (loss) from discontinued operations	—	0.3	0.3	0.1	0.7	(14.5)

Net Loss	(30.5)%	(17.3)%	(16.9)%	(15.8)%	(19.1)%	(29.6)%

Results of Operations for Fiscal Year 2007 Compared to Proforma Combined Fiscal Year 2006

Net Sales

Net sales in fiscal year 2007 decreased $23.3 million, or 8.8%, to $242.9 million from $266.2 million in fiscal 2006. Comparable stores sales decreased $19.2 million, or 7.5%, in fiscal 2007 compared to fiscal year 2006. Sales also decreased by $6.6 million due to store closings and $1.8 million due to stores closed for remodeling for limited periods. Partially offsetting these declines were higher sales of $1.8 million due to the two additional days in fiscal 2007 from changing to a 4-5-4 reporting calendar versus the prior year period (see “—Matters Affecting Comparability” above). Sales from new store openings during fiscal year 2006 and 2007 increased sales by $2.2 million in fiscal year 2007 compared to the prior year. The decrease in comparable store sales was primarily due to a lower average price per item sold, which decreased by approximately 6.1% to $354 in fiscal year 2007 from $377 in the prior year period. Also contributing to the decrease in comparable store sales was a 1.8% decrease in the total number of merchandise units sold in fiscal year 2007 compared to fiscal year 2006. The decrease in the number of merchandise units sold and decrease in average selling price was due primarily to worsening economic conditions in the later part of fiscal year 2007 and less consumer spending on discretionary jewelry items. For the year, the decrease in units sold was partially mitigated by clearance sales in the second quarter, which increased the number of lower price-point items sold during fiscal year 2007 compared to prior year.

Credit sales as a percentage of net sales increased to 89.6% in fiscal year 2007 from 88.1% in fiscal year 2006. The Company closed 18 stores and opened 1 new store in fiscal year 2007, and on February 2, 2008 operated 305 stores. As of January 31, 2007, the Company operated 322 stores.

Gross Profit

Gross profit for fiscal year 2007 decreased $14.3 million to $68.1 million from $82.4 million in fiscal year 2006. Gross profit as a percentage of net sales decreased 300 basis points to 28.0% in fiscal year 2007 compared to 31.0% in the prior year. The merchandise gross profit rate remained constant in fiscal year 2007 compared with fiscal year 2006 at approximately 49.0%. Lower margin in the first half of the year resulting from an initiative to reduce clearance inventory that resulted in higher discounting on clearance merchandise was offset by efforts later in the year to limit discounting. Clearance inventory at the end of fiscal year 2007 was 31.1% below the same period last year. In addition, the gross profit rate decreased by approximately 90 basis points or $2.0 million primarily due to unfavorable shrink loss in fiscal year 2007 compared to the prior year period. In fiscal year 2006, the Company benefited from lower shrink due to more physical inventory counts and a higher level of staffing in the Loss Prevention department during fiscal year 2005. In fiscal 2006, the Company decreased the number of store physical inventory counts and reduced staffing in the Loss Prevention department, which resulted in higher shrink losses in fiscal year 2007. The Company has increased store physical inventory counts in fiscal year 2008 to help minimize shrink losses. The gross profit rate decreased 155 basis points due to the de-leveraging of store occupancy and depreciation resulting from lower sales in fiscal year 2007 compared to fiscal year 2006. The remaining decrease of 55 basis points is due to higher jewelry service plan and repair costs partially offset by lower freight costs.

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

Expenses

Selling, general and administrative expenses, excluding professional fees and other charges, for fiscal 2007 decreased $2.3 million to $100.7 million from $103.0 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 41.5% in fiscal 2007 from 38.7% in fiscal 2006.

The decrease in selling, general and administrative expenses was driven primarily by:

•

lower credit expense of $1.0 million due to a favorably negotiated contract in fiscal 2005, which resulted in the realization of a profit sharing payment, lower bad debt experience and lower overall credit card discount rates resulting from decreases in the U.S. prime rate in comparison to the prior period,

•	lower other expenses of $1.9 million resulting from lower personal property taxes, travel and entertainment, insurance, moving/temporary housing and directors fees, and

•

lower personnel expenses of $0.7 million were due to lower store related incentive compensation on lower sales costs partially offset by higher costs due to the vesting of executive stock options and bonus awards granted during the year, and

•	lower occupancy costs at the support office of $0.2 million primarily due to amortization of rent incentives.

These expenses were partially offset by:

•	higher advertising expense of $1.1 million due to increased promotional activities for Valentine’s Day and Mother’s Day including newspaper inserts, and

•	lower amounts comprising the overhead pool of capitalizable costs included in cost of sales of $0.4 million.

Professional fees and other charges decreased by $3.7 million, or 45.7%, to a total of $4.4 million in fiscal 2007 from $8.1 million in the prior year period. This decrease is primarily attributable to non-reoccurrence of $2.7 million in severance costs associated with several executives who left the Company in the third quarter of fiscal 2006 and higher costs related to the 2006 Merger.

Loss on Disposal of Property and Equipment

We recorded loss on disposition of property and equipment charges of $0.5 million in fiscal 2007 related primarily to leasehold improvements and other property and equipment replaced when remodeling our stores. In fiscal year 2006, we recorded a charge of $1.7 million primarily related to the write-off of software assets when we terminated a project implementing certain merchandising software.

Impairment of Goodwill

In the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge on goodwill of $9.2 million. As of February 2, 2008, the Company evaluated goodwill for impairment using a discounted cash flow and a market multiple approach for impairment and concluded that the entire amount of the Company’s goodwill of $9.2 million was impaired. This analysis was based in part upon the Company’s sales performance and financial results for fourth quarter of fiscal year 2007 and management’s current expectation of future financial results. The Company recorded a non-cash impairment charge of $9.2 million to write-off the entire goodwill asset in the fourth quarter of fiscal year 2007. The goodwill was originally recorded in the second quarter of fiscal year 2006 with the purchase accounting associated with the 2006 Merger as described in Note 2 and Note 10 to our consolidated financial statements included in this report. The Company did not record any goodwill impairment charges in fiscal year 2006.

Impairment of Long-Lived Assets

In the fourth quarter of fiscal year 2007, we recorded a non-cash impairment charge on long-lived assets related to 187 of our stores of $13.8 million as further described in Note 7 to our consolidated financial statements included in this report. The impairment charge was primarily the result of the recent deterioration in the economy and lower sales projections based on lower expected spending on discretionary jewelry items. The expected decrease in cash flows at our stores resulted in long-lived assets at 187 stores being impaired, as the carrying value of the respective stores’ long-lived fixed assets and favorable leases exceeded the fair value of those assets determined as the net present value of future projected cash flows. The Company did not record any asset impairment charges in fiscal year 2006.

Loss from Operations

As a result of the factors discussed above, loss from operations was $60.6 million in fiscal 2007 compared to a loss of $30.4 million in fiscal 2006. As a percentage of net sales, loss from operations was 24.9% in fiscal 2007 compared to 11.4% in fiscal 2006.

Interest Expense

Interest expense decreased $2.6 million, or 16.1%, to $13.5 million in fiscal year 2007 from $16.1 million in the prior year period. The decrease in interest expense resulted from the conversion of term debt to equity at the end of the second quarter of 2007 and lower negotiated rates on the revolving credit facility, partially offset by higher average balances associated with the term loans in the first half of fiscal 2007.

Income Tax Expense

The Company did not record an income tax benefit associated with the pre-tax loss for fiscal 2007 or 2006. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. Income tax expense for fiscal 2007 of $0.1 million and for fiscal 2006 of $0.2 million were both related to state income tax reserve adjustments.

Discontinued Operations

The Company closed 77 stores per its plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with the liquidation have been classified as discontinued operations for all periods presented. There was no activity related to discontinued operations in fiscal year 2007 compared to income of $0.8 million in fiscal year 2006 resulting from the reversal of excess reserves related to these closed stores.

Proforma Combined Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales

Net sales for the fiscal year ended January 31, 2007 decreased $18.5 million, or 6.5%, to $266.2 million from $284.7 million in the prior year period. Comparable store sales (excluding sales during liquidation activities relating to the store closure plan) decreased $22.0 million, or 7.7%, in fiscal 2006 from the prior year period. In addition, net sales decreased by $0.8 million due primarily to changes in the provision for sales returns and allowances. These decreases were partially offset by $4.3 million of sales related to new store openings. The comparable store sales decrease was primarily due to lower merchandise unit sales in fiscal year 2006 in comparison to the prior year period. The total number of merchandise units sold (excluding closing stores) decreased by 9.3% in fiscal year 2006 compared to the prior year period while the average price per item sold increased by approximately 1.6% to $372 in fiscal year 2006 from $366 in the prior year. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during fiscal year 2006 compared to fiscal year 2005. We opened 14 new stores and closed 57 stores during fiscal year 2006, decreasing the number of stores operated to 322 as of January 31, 2007 from 365 as of January 31, 2006.

Gross Profit

Gross profit for the fiscal year 2006 decreased $11.3 million, or 12.0%, to $82.4 million from $93.7 million in fiscal year 2005. Gross profit as a percentage of net sales decreased to 31.0% in fiscal year 2006 compared to 32.9% in fiscal year 2005. Gross margins declined by approximately 80 basis points due to higher occupancy costs and an additional 90 basis points from the deleveraging impact of the lower sales base as a result of the comparable store sales declines. These declines were partially offset by improved merchandise margins as a result of a lower level of clearance sales and a slightly higher level of discounts earned from an increase in merchandise purchases.

We are continuing to review our merchandise inventory presentation and offer discounts in order to accelerate sales on merchandise that will not be a part of our future merchandise assortment through our ongoing clearance program. Based on currently anticipated selling prices, we expect to achieve positive merchandise margins on such merchandise. In future periods, we may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

Expenses

Selling, general and administrative expenses, excluding professional fees and other charges, in fiscal year 2006 increased $0.7 million, or 0.7%, to $103.0 million from $102.3 million in fiscal year 2005. As a percentage of net sales, selling, general and administrative expenses increased to 38.7% of sales in fiscal year 2006 from 35.9% in fiscal year 2005. The increase in selling, general and administrative expenses were due to the following:

•	higher personnel expense of $0.6 million due to the increase in store staffing levels partially offset by lower average salaries and reduced headquarters staffing,

•	higher advertising expense of $0.9 million due to increased fourth quarter promotional activities including newspaper inserts, and

•	higher depreciation and amortization expense of $0.8 million primarily due to intangible assets recorded as part of the 2006 Merger.

These expenses were partially offset by:

•

lower credit expense of $0.4 million due to a favorably negotiated contract in fiscal 2005, which resulted in the realization of a profit sharing payment partially offset by an increase in the overall credit card discount rate resulting from increases in the U.S. prime rate in comparison to the prior period, and

•

lower other expenses of $1.3 million resulting from lower D&O insurance costs as a result of going private and favorable adjustments to our sales and use tax reserves, partially offset by increased moving costs related to our corporate relocation.

Professional fees and other charges decreased $2.5 million or 23.6% to $8.1 million in fiscal year 2006 from $10.6 million in fiscal year 2005. The decrease in professional fees was primarily attributable to lower professional fees and other charges associated with financing matters including the Prentice/Holtzman transactions as well as a hostile proxy contest, partially offset by higher severance related charges primarily related to the exercise of change of control provisions in the employment agreements of certain former executives.

Loss on Disposal of Property and Equipment

We recorded a charge of $1.7 million in fiscal 2006 related primarily to the termination of a project implementing certain merchandising software. This compares to a loss of $26,000 in fiscal 2005.

Impairment of Goodwill

We recorded a non-cash impairment charge of $5.7 million in fiscal 2005 representing the remaining goodwill from a prior acquisition as described in Note 10 to our consolidated financial statements included in this report. We did not record any goodwill impairment charges in fiscal 2006.

Impairment of long-lived assets

We recorded a non-cash impairment charge of $3.2 million in fiscal 2005 for store related assets, which were deemed not recoverable. We did not record any long-lived asset impairment charges in fiscal 2006.

Loss from Operations

As a result of the factors discussed above, loss from operations was $30.4 million in fiscal year 2006 compared to $28.1 million in fiscal year 2005. As a percentage of net sales, loss from operations was 11.4% in fiscal year 2006 as compared to 9.8% in fiscal year 2005.

Interest Expense

Interest expense increased $3.6 million, or 28.8%, to $16.1 million in fiscal year 2006 from $12.5 million in fiscal year 2005. The increase in interest expense resulted from higher interest costs associated with the bridge term loan, or the Bridge Term Loan, made under the Bridge Loan Agreement, dated October 3, 2005, among Whitehall, PWJ Lending LLC, an entity managed by Prentice as administrative agent and collateral agent for the agents and the lenders, and PWJ Lending LLC and Holtzman as the lenders, or the Bridge Loan Agreement. Fiscal year 2006 had a $50.0 million outstanding balance for the full year at 12% while fiscal year 2005 had a $30.0 million outstanding balance for four months at 18%. In addition, the vendor notes payable were outstanding for 12 months in fiscal 2006 compared to less than one month in fiscal 2005. Higher deferred loan costs associated with the Bridge Term Loan, as amended and restated in its entirety on February 1, 2006 pursuant to the Amended and Restated Term Loan Credit Agreement, or Term Loan Agreement, and the Third Amended and Restated Credit Agreement, dated as of February 20, 2007, by and among the Company, LaSalle Bank National Association, or LaSalle as administrative and collateral agent for the banks party thereto, or the Banks, the Banks, Bank of America N.A. and Wells Fargo Retail Finance, LLC, as managing agents for a total facility up to $125.0 million through February 20, 2011, or the senior credit agreement, and increases in the interest rates as compared with the year-ago period also contributed to the increase.

Income Tax Expense/Benefit

Income tax expense was $0.2 million in fiscal year 2006 compared to an income tax expense of $2.5 million in fiscal year 2005. In the second quarter of fiscal year 2005, the Company recorded a valuation allowance of $13.7 million against all of its deferred tax assets. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income. The 2006 income tax expense is the result of adjustments to state tax reserves.

Our effective income tax rate for fiscal 2006 was 0.38%. Our income tax expense associated with fiscal year 2005 loss, offset by the valuation allowance recorded against its deferred tax assets, resulted in an effective income tax rate of 6.1%.

Discontinued Operations

We closed 77 stores per our plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with the liquidation have been classified as discontinued operations for all periods presented. For fiscal year 2006, results from discontinued operations was net income of $0.8 million resulting from the reversal of excess reserves related to the closed stores, compared to a net loss of $41.3 million for fiscal year 2005.

Liquidity and Capital Resources

Liquidity Overview

The Company’s cash requirements consist principally of funds required to secure inventory for existing stores, capital expenditures and working capital (primarily inventory related) associated with our new and remodeled stores and seasonal working capital needs. Our primary sources of liquidity are from a revolving credit facility under our senior credit agreement, term loans and from trade debt to suppliers.

As of February 2, 2008, the Company had $58.4 million of outstanding borrowings, letters of credit issued totaling $5.9 million and additional net borrowing availability of $14.3 million as determined by a borrowing base formula under its revolving credit facility. As of May 13, 2008, the Company had additional net borrowing availability of $9.6 million under this credit facility. The average interest rate under the revolving credit facility was 7.6% and 11.1% during fiscal year 2007 and 2006, respectively. The decline in borrowing costs was primarily due to 1) lower interest rates on our renegotiated credit facility terms compared to the previous terms and 2) higher borrowing levels in fiscal year 2007 as compared to the prior year, which diluted the effect of our higher interest costs on the accommodation component of the facility. Whitehall’s obligations under this credit facility are secured by a senior lien on all of its assets, including the assets acquired pursuant to the Asset Purchase Agreement.

On April 11, 2008, WJI acquired 78 stores from Friedman’s for approximately $14.3 million. We financed the purchase price for this asset acquisition by borrowing approximately $9.6 million and delivering a standby letter of credit for $4.8 million to the Sellers, in each case, under our existing revolving credit facility.

As of February 2, 2008, our outstanding trade debt balance to suppliers was approximately $20.3 million with an average interest rate of 6.0%. In addition, the value of consigned inventory from merchandise vendors, which is not included in the amount of our outstanding trade debt balance, was $62.4 million as of February 2, 2008. We do not pay interest on consigned inventory.

On January 18, 2008, Whitehall Jewelers, Inc., entered into a Term Loan Credit Agreement with PWJ Lending II LLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time party thereto (the “Term Loan Lenders”). Whitehall Jewelers, Inc. borrowed $25.0 million under the Term Loan Credit Agreement on January 18, 2008 and borrowed an additional $15.0 million in the first quarter of fiscal 2008. Borrowings under the Term Loan Credit Agreement will bear interest at 15% per year. On April 30, 2008, WJI entered into an amendment to this loan agreement, pursuant to which it borrowed an additional $5 million on May 1, 2008. Under this amendment, WJI has the ability to borrow up to an additional $10 million. As of May 1, 2008, the aggregate principal amount outstanding under this loan agreement was $40 million. The obligations under this loan agreement are secured by a junior lien on all of our assets, including the assets WJI recently acquired pursuant to the Asset Purchase Agreement.

In addition, maturities on our vendor notes payable in March 2009, followed by the expiration of the revolving credit facility in February 2011, will likely require us to refinance such debt as it becomes due and payable. See “Item 1A. Risk Factors—Risks Related to Our Business—We may be required to pay certain indebtedness sooner than currently anticipated in the event that we default on our trade debt obligations.”

Other than with respect to any non-compliance arising from our non-payment of certain vendor trade debt, with respect to which we are in negotiations, the Company is currently in compliance with all debt covernants. (For a description of such vendor trade debt see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity and Capital Resources Elements”).

Historical Liquidity

The Company’s primary sources of liquidity have historically been cash flow from (1) operations, (2) bank borrowings under the senior credit agreement, (3) proceeds from the Second Amended and Restated Term Loan Credit Agreement, dated as of February 20, 2007, by and among us, the lending institutions from time to time party thereto and PWJ Lending LLC, as administrative and collateral agent, or the Amended and Restated Term Loan Agreement, as amended from time to time, and as paid in full pursuant to the Contribution Agreement, dated July 27, 2007, by and among PWJ Lending LLC, Holtzman and Whitehall, or the Contribution Agreement, and (4) proceeds from the Term Loan and Security Agreement dated May 21, 2007, by and among us, and the lending institutions from time to time party thereto which was paid in full in the second quarter of fiscal year 2007.

In addition, a substantial portion of the merchandise that we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The value of consigned inventories from merchandise vendors increased to $62.4 million at February 2, 2008 from $45.5 million at January 31, 2007. Vendors’ willingness to enter into ongoing consignment arrangements is based on a number of factors, including merchandise involved, financial resources of vendors, interest rates, availability of financing, fluctuations in diamond, colored stone and gold prices, inflation, our financial condition, the vendors’ understanding that we bear risk of loss but do not possess title, and a number of economic or competitive conditions in the jewelry business or the general economy. Any change in these relationships could have a material adverse effect on our results of operations and/or our financial condition.

Historically, our inventory levels and working capital requirements have been highest in advance of the Christmas season. We have funded these seasonal working capital needs through borrowings under our revolving credit facility and increases in trade payables and accrued expenses.

We have experienced recurring losses and negative cash flow from operations in fiscal year 2007 and each of the previous three fiscal years. As a result of these operational issues, we are in the process of implementing initiatives intended to increase sales, improve gross margin, and reduce certain operating expenses. Several of the planned initiatives are in progress, including, but not limited to: (1) aggressively recruiting qualified sales associates to replace high producing associates that left our employment during the last three years; (2) implementing new sales and margin focused field incentive plans; (3) implementing a new inventory management system designed to improve in-stock positions and working capital; (4) increasing control over in-store price discounting; and (5) reducing professional fees which in fiscal 2006 and 2007 were driven primarily by our various merger and financing transactions and a proxy contest.

For fiscal year 2006 and 2005, all cash flows of the Company are included in the cash flow statements including cash flows from discontinued operations related to the 77 stores closed as part of our store closure plan discussed above. The store closures began in the fourth quarter of fiscal year 2005 (24 stores closed) and ended in the first quarter fiscal year 2006 (53 stores closed) during which time inventory liquidation sales were run by a third party at the closing stores. During the fourth quarter of fiscal year 2005, the Company generated $23.5 million in proceeds from the liquidation of inventory in the 77 closed stores and incurred $8.7 million in related selling expenses to operate those stores resulting in net cash proceeds of $14.8 million. In the fiscal year 2006, the Company generated $15.6 million from the liquidation inventory in the remaining 53 stores that had not closed as of January 31, 2007 and incurred $5.2 million in related selling expenses resulting in net cash proceeds of $10.3 million. The Company also paid out $3.6 million in fiscal 2006 to landlords related to lease terminations at the closed stores. The Company had negative cash flows of $3.8 million from the 77 closed stores during the twelve trailing months ended October 31, 2005, prior to initiating the store closure plan and inventory liquidation sales at the closing stores. The absence of negative cash flows and the closing of these stores has improved our liquidity and decreased our capital expenditure requirements since closing the stores in late fiscal 2005 and early fiscal 2006, and will continue to do so going forward.

Fiscal Year 2007

Cash used in operating activities was $39.8 million in fiscal year 2007 compared to cash used in operating activities of $36.3 million in fiscal year 2006. The primary uses of cash in fiscal year 2007 were as follows:

•	a net loss of $74.1 million,

•	an increase in other current assets of $3.0 million due to prepaid rent as a result of switching to a 4-5-4 reporting calendar as described above in “—Matters Affecting Comparability,”

•	a decrease in accounts payable of $22.1 million, due to lower inventory purchases on lower sales,

•	a decrease in accrued payroll of $1.9 million due to timing of the biweekly payroll cycle, and

•	a $2.3 million decrease in accrued expenses due to the reclassification of interest on the trade payables to long-term liabilities.

These were partially offset by the following:

•	a decrease in merchandise inventories of $23.7 million primarily due to seasonality and lower asset inventory levels resulting from efforts to increase consignment inventory,

•	goodwill and long-lived asset impairment charges of $23.0 million,

•	depreciation and amortization of $10.2 million,

•	payment in kind interest of $3.0 million,

•	deferred compensation charges of $1.2 million related to options and bonuses, and

•	a $3.4 million increase in other long-term liabilities due to the reclassification of interest on the trade notes payable to long-term liabilities.

Cash used in investing activities included the funding of capital expenditures of $5.2 million, related primarily to the store remodeling and software and hardware purchases.

The Company generated cash of $44.9 million from financing activities in fiscal 2007 primarily through net proceeds of $39.5 million from the equity transactions described in Note 3 to our consolidated financial statements included in this report. The Company paid financing costs of $1.4 million associated with the amendment to the Senior Credit Agreement and the Term Loan Agreement and made net revolver payments of $25.5 million. Net proceeds from term loans in fiscal 2007 were $32.5 million primarily related to a $25.0 million loan from Prentice in January 2008. Stockholders’ equity increased to $27.5 million at February 2, 2008, from a deficit of $4.4 million at January 31, 2007 primarily due to the 2007 Equity Transactions (See Note 3 to our consolidated financial statements included in this report.)

Fiscal Year 2006

Our cash used in operating activities was $36.3 million in fiscal year 2006 compared to cash used in operating activities of $13.6 million in fiscal year 2005.The primary uses of cash in fiscal year 2006 were as follows:

•	a net loss of $44.9 million,

•	an increase in merchandise inventories, net of $32.0 million primarily due to our strategy to bring inventories to historical levels, and

•	a decrease in accrued and other liabilities of $9.7 million, primarily due to the payment of items accrued during fiscal 2005, related to the store closing process.

These were partially offset by the following:

•	depreciation and amortization of $12.6 million,

•	an increase in accounts payable of $27.2 million, due to higher purchases to bring inventories to historical levels and more favorable payment terms,

•	payment in kind interest of $6.1 million, and

•	non-cash charges of $1.7 million related to the loss on disposal of property and equipment.

Cash used in investing activities included the funding of capital expenditures of $7.6 million, related primarily to the opening of five new stores and four existing store remodels and the move to a new headquarters facility during fiscal year 2006.

We generated cash of $43.2 million from financing activities in fiscal 2006 through proceeds of $20.0 million from the Amended and Restated Term Loan Agreement, an increase in borrowings from the revolving credit facility of $19.0 million and an increase in outstanding checks of $6.1 million. We paid financing costs of $1.8 million associated with the amendment to the senior credit agreement and the Term Loan Agreement. Stockholders’ equity decreased to a deficit of $4.4 million on January 31, 2007, from $16.7 million on January 31, 2006.

Other Liquidity and Capital Resources Elements

Revolving Credit Facility

Effective July 29, 2003, Whitehall entered into the senior credit agreement to provide for a total facility of up to $125.0 million through July 28, 2007 (the revolving credit facility). Whitehall amended the Senior Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle and Back Bay Capital Funding LLC, or Back Bay, which was funded at closing and was due July 31, 2006, (ii) add a discretionary over-advance sub-facility from LaSalle in the amount of $2.0 million, (iii) terminate the precious metal consignment facility, (iv) change the maturity date for all outstanding amounts under the senior credit agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the senior credit agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the senior credit agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base, effective February 1, 2006. The field examination report referred to in clause (ix) above was subsequently completed during April 2005, and the $7.0 million reserve was removed in May 2005.

On October 3, 2005, Whitehall entered into a Waiver, Consent and Fourth Amendment, or the Fourth Amendment, to the senior credit agreement by and among Whitehall, LaSalle, as administrative agent and collateral agent for the Banks, the Banks, Bank of America, N.A., as managing agent, and Back Bay, as accommodation facility agent. In connection with the Fourth Amendment, the Company incurred $1.5 million in financing costs, which have been deferred on the Company’s balance sheet and amortized over the term of the senior credit agreement and included in interest expense.

Under the senior credit agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140.0 million, or the revolving credit facility, including an accommodation facility of $15.0 million, or the Accommodation Facility, each having a maturity date of October 3, 2008. The revolving line of credit is limited by a borrowing base computed based primarily on the value of our inventory and accounts receivable. Availability under the revolving credit facility is based on amounts outstanding thereunder. The Fourth Amendment removed the financial performance covenants, modified the borrowing base calculation and increased the minimum required availability covenant to $7.0 million. The senior credit agreement remains secured by substantially all of our assets. The senior credit agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. The senior credit agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures.

We will be required to pay an early termination fee under certain circumstances if the revolving credit facility is terminated early or if the Accommodation Facility is prepaid. The Banks may accelerate our obligations under the senior credit agreement to be immediately due and payable upon an Event of Default (as defined under the senior credit agreement).

On February 1, 2006, Whitehall was in default under its senior credit agreement because, among other things, Whitehall did not receive an expected $20.0 million cash infusion on or before January 31, 2006. However, the senior credit agreement lenders waived the default pursuant to an acknowledgement, consent and waiver dated as of February 1, 2006 (effective upon the extension of the Bridge Term Loan maturity date and the making of the additional $20.0 million loan, as described above, and application of the net proceeds in reduction of the amounts outstanding under the Senior Credit Agreement) and consented to the extension of the Bridge Term Loan maturity date and the making of the additional $20.0 million loan. The lenders also consented to and waived any events of default caused solely by the acquisition of Whitehall pursuant to the 2006 merger agreement, so long as the offer contemplated by the 2006 merger agreement was consummated on or before May 31, 2006. The offer was in fact completed prior to that date.

Effective February 20, 2007, Whitehall entered into a Third Amended and Restated Credit Agreement, which amended the senior credit agreement to provide for a total facility of up to $125.0 million through February 20, 2011.

Under the amendment to the senior credit agreement, the Banks provide a revolving line of credit of up to $125.0 million, including a Tranche A commitment of $115.0 million and a Tranche A- 1 commitment of $10.0 million, each having a maturity date of February 20, 2011. The revolving line of credit is limited by a borrowing base computed based primarily on the value of the inventory and accounts receivable. Availability under the revolving credit facility is based on amounts outstanding thereunder. The senior credit agreement provides for a minimum required availability covenant of not less than $5.0 million. The senior credit agreement is secured by substantially all of our assets. The senior credit agreement contains affirmative and negative covenants and representations and warranties customary for such financings. The senior credit agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures.

Any amounts outstanding under the senior credit agreement may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default, subject to notice and opportunity to cure, include: (1) nonpayment of obligations due under the senior credit agreement; (2) failure to perform or observe any covenant or agreement contained in the senior credit agreement; (3) material misrepresentations; (4) failure to pay, or certain other defaults under, other material capitalized leases and indebtedness including, without limitation, under the Term Loan Credit Agreement or Trade Notes; (5) certain bankruptcy or insolvency events; (6) entry of any material adverse judgments; (7) customary ERISA defaults; (8) invalidity of any loan documents; (9) a change of control; (10) cessassion of business; (11) material uninsured loss; (12) failure to pay, or certain other breaches of contractual obligations, under a material contract; (13) indictments of the borrower or any of its subsidiaries in a material forfeiture action; and (14) invalidity of subordination provisions relating to our subordinated indebtedness.

On January 18, 2008, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement, dated as of February 20, 2007, by and among the Company, LaSalle Bank National Association, or LaSalle as administrative and collateral agent for the Banks, the Banks, Bank of America N.A. and Wells Fargo Retail Finance, LLC, as managing agents, which governs the Company’s revolving credit facility. Pursuant to this Second Amendment, the lenders consent to the new term loan financing described below under “—Term Loan Credit Agreement.” Additionally, this Second Amendment increases the applicable margin for each of Tranche A and Tranche A-1 by 25 basis points and increases the required minimum excess availability from $5 million to 10% of the all-in borrowing base.

As of April 11, 2008, WJI entered into a Third Amendment to the Third Amended and Restated Credit Agreement, dated as of February 20, 2007, by and among WJI, LaSalle Bank National Association, or LaSalle, as administrative and collateral agent for the Banks, the Banks, Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents. Pursuant to this amendment, the lenders consented to WJI’s acquisition of assets pursuant to the Asset Purchase Agreement. This amendment further increased each applicable margin by 100 basis points, so that:

•	the Tranche A LIBOR Margin is increased to 2.75%;

•	the Tranche A Base Rate Margin is increased to 1.25%;

•	the Tranche A-1 LIBOR Margin is increased to 4.50%; and

•	the Tranche A-1 Base Rate Margin is increased to 2.50%.

As of February 2, 2008, borrowings under the Tranche A and A-1 commitment bear interest at the option of the Company (i) at the LIBOR rate (4.4% as of February 2, 2008) plus 175 to 350 basis points, dependent on the level of additional debt or equity raised by the Company, or (ii) at the higher of (a) LaSalle prime rate (6.0% as of February 2, 2008) and (b) the federal funds effective rate (3.0% as of February 2, 2008) plus 50 basis points (such higher rate, the “Base Rate”), plus 25 to 150 basis points, dependent on the level of additional debt or equity raised by us. We may prepay without penalty and re-borrow under the revolving credit facility. Interest is payable monthly for Base Rate Loans and at the end of each Interest Period (1, 2, 3 or 6 months) for LIBOR Loans. As described above, the margins applicable to these interest rates were increased in the first quarter of fiscal 2008.

As of February 2, 2008, the calculated availability of funds from the revolving credit facility pursuant to the senior credit agreement was $87.3 million. We had $58.4 million of outstanding borrowings under the revolving loan facility and $5.9 million in outstanding letters of credit as of February 2, 2008.

The interest expense under the revolving credit facility for fiscal year 2007, 2006 and 2005 was $6.2 million, $6.7 million and $6.9 million, respectively, reflecting a weighted average interest rate of 7.6%, 11.1% and 8.1%, respectively.

The carrying amount of our borrowings under the senior credit agreement approximates fair value based on current market rates.

We periodically determine the value of the unused facility based upon a formula the result of which varies with fluctuations in inventory and receivable levels and aggregate borrowings. The peak outstanding borrowing under our senior credit agreement during fiscal 2007 and 2006 was $94.6 million and $100.0 million, respectively. The unused facility and availability was $14.3 million and $14.5 million as of February 2, 2008 and January 31, 2007, respectively. Cash receipts are applied against the outstanding borrowings on a daily basis in accordance with the credit facility provisions.

Term Loan Credit Agreement

On January 18, 2008, WJI entered into a Term Loan Credit Agreement with PWJ Lending II LLC, as administrative agent and collateral agent, and the lending institutions from time to time party thereto. WJI borrowed $25.0 million in January 2008 and an additional $15.0 million in the first quarter of fiscal 2008 under this Term Loan Credit Agreement. The Company is fully and unconditionally guaranteeing WJI’s borrowings under the Term Loan Credit Agreement.

Borrowings under the Term Loan Credit Agreement bear interest at 15% per year. The Term Loan Credit Agreement contains affirmative and negative covenants and representations and warranties that are ordinary and customary for similar term loans. The maturity date for the principal borrowed under the Term Loan Credit Agreement will be the earlier to occur of the following: (1) one day after the “Maturity Date” under (and as defined in) the Third Amended and Restated Credit Agreement, as amended, and (2) the date on which the maturity is accelerated upon an event of default. The terms of the Term Loan Credit Agreement permit repayment of all or a portion of the loan prior to maturity upon five days notice without any prepayment penalty. Any amounts outstanding under the Term Loan Credit Agreement may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (1) nonpayment of obligations due under the Term Loan Credit Agreement, (2) failure to perform any covenant or agreement contained in the Term Loan Credit Agreement, (3) material misrepresentations, (4) failure to pay, or certain other defaults under, other material indebtedness including, without limitation, under the revolving credit facility, (5) certain bankruptcy or insolvency events, (6) a change of control, (7) material outstanding adverse judgments, (8) material uninsured losses; (9) indictments of the borrower or guarantor in a material forfeiture action, (10) revocation or cancellation of security interests; and (11) customary ERISA defaults.

As of February 2, 2008, Prentice Capital Management, LP was paid a fee equal to three percent of the borrowed funds under the Term Loan Credit Agreement ($750,000) for arranging and structuring the term loan. PWJ Lending II LLC is an affiliate of Prentice Capital Management, LP, which is the manager of PWJ Funding, LLC and PWJ Lending LLC. As such, Prentice Capital may be deemed to have voting control and investment discretion over securities owned by PWJ Funding, LLC and PWJ Lending LLC, which beneficially own a total of 29,509,399 shares, which represents more than a majority of the Company’s outstanding shares of common stock. Currently, one of the Company’s four directors is an employee of Prentice Capital

The interest expense under the Term Loan Credit Agreement for fiscal year 2007 was $0.2 million, reflecting an interest rate of 15.0%.

Guaranty and Security Agreements

On January 18, 2008, the Company entered into a Guaranty Agreement for the benefit LaSalle Bank National Association, as agent under the Third Amended and Restated Credit Agreement, to fully and unconditionally guarantee the obligations of its subsidiary WJI in connection with the revolving credit facility. Additionally, on January 18, 2008, the Company entered into a Guaranty Agreement for the benefit of PWJ Lending II LLC, as agent under the Term Loan Credit Agreement, to fully and unconditionally guarantee the obligations of WJI in connection with the new term loan.

In addition, the Company entered into a Guarantor Security Agreement, dated January 18, 2008, for the benefit LaSalle Bank National Association, as agent under the Third Amended and Restated Credit Agreement, to grant a senior lien on all of its assets to secure the obligations of its subsidiary Whitehall Jewelers, Inc. in connection with the revolving credit facility. Borrowings under the revolving credit facility have already been, and will continue to be, secured by senior liens on the assets of WJI. The Company also entered into a Guarantor Security Agreement, dated January 18, 2008, for the benefit of PWJ Lending II LLC, as agent under the Term Loan Credit Agreement, to grant a junior lien on all of its assets to secure the obligations of its subsidiary WJI in connection with the new term loan. Furthermore, WJI also granted to PWJ Lending II LLC a junior lien on its assets by a Security Agreement, dated January 18, 2008, to further secure its obligations under the new term loan.

Trade Notes Payable

During the second and third quarter of fiscal 2005, Whitehall had an outstanding trade debt of approximately $44.6 million. This outstanding trade debt arose from payables due and owing from Whitehall to its trade vendors (“Suppliers”) based on inventory carried on a consignment basis that was sold by Whitehall, or inventory carried on an asset basis, which was invoiced some time after delivery from vendors. At the time, Whitehall was facing recurring losses from operations and severe liquidity deficiencies, and was exploring alternatives in connection with the outstanding trade debt.

Whitehall’s potential inability to pay these obligations as they became due raised liquidity issues for Whitehall and, thus, during the third quarter of fiscal year 2005 Whitehall, along with Prentice and Whitehall’s lenders under its senior credit agreement, negotiated and executed a term sheet, or the Term Sheet, with vendors holding over 99% of this aggregate $44.6 million in trade debt. Under the Term Sheet, the payment date of this outstanding trade debt was extended until September 30, 2007, provided certain conditions were met. At the time, Prentice, through its affiliate, was about to consummate the Bridge Term Loan, which was signed on October 3, 2005 and provided Whitehall with $30.0 million in borrowings.

The Term Sheet provided a mechanism for (i) satisfaction of the trade debt outstanding as of September 23, 2005 in the amount of approximately $44.6 million to participating Suppliers, and (ii) the participating Suppliers’ prompt delivery of merchandise to Whitehall for the 2005 holiday season. Under the provisions of the Term Sheet, Whitehall made payments of 50% of the total outstanding trade debt by January 16, 2006, leaving $22.3 million in trade debt outstanding, representing the remaining 50% of the previously outstanding trade debt, plus accrued interest from and after January 17, 2006, which was to be repaid on or about September 30, 2007. The Term Sheet was subject to and conditioned upon the execution of definitive documentation among the parties. More definitive documentation was initially completed in the form of the Trade Vendor Extension Agreement, or TVEA. However, as a result of timing constraints and other various issues, the TVEA was never put into effect. In lieu of implementing the TVEA, Whitehall completed an Amended Trade Vendor Extension Agreement, or ATVEA that was presented to all Suppliers who were parties to the Term Sheet. In accordance with the Term Sheet, the ATVEA also required payment of the remaining 50% balance of the previous trade debt to be paid on or before September 30, 2007. Under the terms of the ATVEA, once Suppliers constituting 90% of the total remaining trade debt had executed the ATVEA, Whitehall was required to issue individual unsecured promissory notes, or Trade Notes, on a rolling basis to each of the Suppliers whose trade debt was undisputed in the amount of their respective remaining trade debt balance (50% of each Supplier’s previous total trade debt). On or about April 20, 2007, Suppliers representing 90% of the total remaining trade debt had executed the ATVEA. As a result, Whitehall issued multiple Trade Notes on or about April 20, 2007. No Trade Note was issued to one of the Suppliers, Fabrikant Leer International, due to a dispute between Whitehall and Fabrikant Leer International regarding an offset of approximately $0.5 million for merchandise previously returned or merchandise which was to be returned against the approximately $1.6 million of principal trade debt owed, and the Trade Note is being withheld pending confirmation of the offset. Whitehall has made filings in the Bankruptcy Court in support of its claim to these offsets against the Fabrikant Leer International trade debt.

On or about, May 4, 2007, Whitehall met with certain Suppliers to discuss a further extension of the due date under the Trade Notes; thereby, extending the payment date for the remaining trade debt balance. As a result of this meeting and subsequent conversations between Whitehall and the Suppliers, on or about May 25, 2007, Whitehall sent a proposed NEA to each Supplier who had previously been issued a Trade Note, except for the Fabrikant entities who were in bankruptcy. Under the terms of the NEA, each Supplier who executed the NEA agreed to extend the maturity date under its Trade Note until March 31, 2009. In consideration for a Supplier agreeing to extend the maturity date until March 31, 2009, Whitehall agreed, among other things: (i) to make early payments to such Suppliers for Certain Holiday Merchandise, in an aggregate amount not to exceed $10.0 million, purchased in 2007 and (ii) to have certain additional events of default under the Trade Notes issued to the Suppliers that executed the NEA, including, but not limited to limiting payments to all Suppliers under the Trade Notes in advance of the March 31, 2009 date in excess of an aggregate amount of $2.5 million. These additional events of default, subject to notice and opportunity to cure, are as follows: (1) the failure of Whitehall to pay $2.5 million on September 30, 2007 to all Suppliers who did not execute the NEA, or Non-Participating Suppliers, and, thereby, did not agree to extend the maturity date to March 31, 2009, or to the extent the entire $2.5 million is not used to pay the Suppliers who did not agree to extend the maturity date, the failure to pay the remaining portion of the $2.5 million on a pro-rata basis to the Suppliers who did agree to extend the maturity date; (2) Whitehall pays in the aggregate more than $2.5 million towards individual unsecured promissory notes issued to the participating Suppliers other than in connection with a partial repayment of the individual unsecured promissory notes on a pro-rata basis among all of the suppliers who executed the NEA; (3) Whitehall terminates Edward Dayoob and Michael Don without cause (as defined in their employment agreements); or (4) there is a change in control of Whitehall (for which the merger was not a change of control).

As of April 30, 2008, we received commitments from Suppliers constituting approximately 75% of the outstanding Trade Notes to extend the maturity date of their respective Trade Notes to March 31, 2009, pursuant to the terms of an NEA. Of the $22.3 million in outstanding principal trade debt due on September 30, 2007, the total outstanding principal debt owed to Non-Participating Suppliers that was not extended until March 31, 2009 was approximately $6.8 million, of which approximately $4.6 million of principal (before certain disputed offsets) was collectively owed to the Fabrikant entities, who have filed for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. The Fabrikant debt was sold to the Fabrikant debt purchaser during the bankruptcy proceedings. We did not pay the Fabrikant debt when it became due and payable on September 30, 2007. We have been engaged in discussions with third parties to purchase all or a portion of the Fabrikant debt from the Fabrikant debt purchaser, and with such third party purchasers agreeing to extend the payment date of the purchased Fabrikant debt until March 31, 2009. We have also been in negotiations with the holders of the Fabrikant debt with respect to an agreement to extend the payment date for the Fabrikant debt until March 31, 2009. While all of these various discussions are ongoing, at this time we do not have a definitive agreement from any party and there are no assurances that we will be able to reach a final agreement. In the event we are unable to reach a definitive agreement with respect to the Fabrikant debt which provides for an extension of the payment date of the $4.6 million of outstanding principal indebtedness together with accrued interest, the Fabrikant debt may be required to be repaid prior to March 31, 2009. Of the remaining $2.2 million of Non-Participating Supplier trade debt owed to parties who did not agree to extend until March 31, 2009, other than the purchaser of note and trade debt from the Fabrikant entities, approximately $2.0 million was paid to Non-Participating Suppliers on or about September 30, 2007, representing payment in full of all trade debt obligations to Non-Participating Suppliers that executed the ATVEA, excluding the Fabrikant debt. An amount of approximately $0.1 million in outstanding trade debt is still owed to Non-Participating Suppliers who did not execute the term sheets or the ATVEA, and such amounts will be paid in the ordinary course.

Upon the conclusion of the various discussions related to trade debt for which the payment date was not extended until March 31, 2009, the Company will pay an additional amount of approximately $0.5 million in accordance with the terms of each NEA. Subject to notice and opportunity to cure, we may be required to pay the approximately $15.6 million principal amount of trade debt that was extended pursuant to the NEAs to March 31, 2009 in the event that we default on an obligation under the NEA.

The interest expense under the Vendor Trade Notes for fiscal year 2007 and 2006 was $1.3 million and $1.3 million, respectively, reflecting an interest rate of 6.0% for each year.

Other Term Loans

The following is an overview of our other term loans borrowing which were converted to equity as part of the 2007 Merger and Equity Transactions.

On October 3, 2005, Whitehall entered into the Bridge Loan Agreement. Under the Bridge Loan Agreement, PWJ Lending LLC and Holtzman as the lenders, or the Bridge Loan Lenders, provided the Bridge Term Loan to Whitehall in the aggregate principal amount of $30.0 million, which bore interest at a fixed rate of 18.0% per annum, payable monthly. The proceeds of the Bridge Term Loan were used, among other purposes, to repay a portion of the revolving credit facility, then outstanding under the senior credit agreement, to fund a segregated account that was disbursed into a third party escrow account established for the benefit of certain of our trade vendors and to pay fees and expenses associated with the bridge loan transaction. Our obligations under the Bridge Loan Agreement (as amended by the Term Loan Agreement and subsequently amended by the Amended and Restated Term Loan Agreement and again by the Second Amended and Restated Term Loan Agreement) were secured by a lien on substantially all of our assets that ranked junior in priority to the liens securing our obligations under the senior credit agreement. The Bridge Loan Agreement contained a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in our senior credit agreement, as amended by the Fourth Amendment. In connection with the Bridge Loan Agreement, we incurred $0.8 million in financing costs, which have been deferred on our balance sheet and amortized over the term of the original three-month life of the Bridge Term Loan and included interest expense.

In connection with the Bridge Loan Agreement, Whitehall issued 7-year warrants, which were immediately exercisable, with an exercise price of $0.75 per share to the Bridge Loan Lenders to purchase 2,792,462 shares of Whitehall’s common stock (approximately 19.99% of the capital stock outstanding at the time of issuance).

The warrants were accounted for in accordance with FASB Statement of Financial Accounting Standards No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Based on a valuation using the Black-Scholes model, the fair value ascribed to these warrants, at the date of issuance, was determined to be $0.80 per share of common stock for a total value of approximately $2.2 million. The value assigned to the warrants constituted a discount to the Bridge Term Loan and was accreted over the original three- month life of the Bridge Term Loan as non-cash interest expense.

On December 5 and 6, 2005, Holtzman and an affiliate of Prentice exercised the warrants to purchase 2,792,462 shares of the Whitehall’s common stock at $0.75 per share.

Whitehall received proceeds from the respective exercises in the aggregate of approximately $2.1 million and issued the shares of common stock to Holtzman and an affiliate of Prentice. The shares issued upon exercise of the warrants were cancelled as part of the acquisition of Whitehall by WJ Holding Corp.

On February 1, 2006, Whitehall was in default under its Bridge Loan Agreement. However, the Bridge Loan Agreement was amended and restated in its entirety pursuant to the Term Loan Agreement to provide for the extension of the Bridge Term Loan maturity date and the making of the additional $20.0 million loan. On February 1, 2006, the January 31, 2006 maturity of the Bridge Term Loan pursuant to the Term Loan Agreement was extended for three years, subject to customary conditions, in connection with the 2006 Merger Agreement, and the Bridge Loan Lenders made an additional $20.0 million loan to Whitehall effective February 2, 2006. In addition, as of February 2, 2006, the Bridge Term Loan bore interest at a fixed rate of 12.0% per annum, payable at maturity. As a result of the three-year term extension, Whitehall reclassified the $30.0 million Bridge Term Loan from a current liability to a non-current liability on its balance sheet at January 31, 2006.

On February 20, 2007, Whitehall entered into the Amended and Restated Term Loan Agreement. Under the Amended and Restated Term Loan Agreement, the lenders agreed to make term loans to Whitehall in the aggregate principal amount of up to $25.0 million for, among other things, general corporate and working capital purposes. This amendment to the Bridge Term Loan facility was entered into to provide funding until such time that the Senior Term Loan Agreement could be executed (see below). As of February 20, 2007, the loans (and all payment in kind interest thereon) under the Amended and Restated Term Loan Agreement, bear interest at a fixed rate of 12% per annum, payable at maturity. The maturity date of the Amended and Restated Term Loan Agreement was February 1, 2009. As of April 6, 2007, Whitehall borrowed the additional $25.0 million under the Amended and Restated Term Loan Agreement. Under the senior credit agreement, we were required to receive an additional $10.0 million in equity proceeds or additional term loan borrowings prior to May 31, 2007 or Whitehall would be in default under the senior credit agreement. On May 21, 2007, $25.0 million was repaid from proceeds of the Senior Term Loan (see below). On May 31, 2007 the requirement for an additional $10.0 million in equity proceeds or term loan borrowings were satisfied from proceeds of the Senior Term Loan (see below).

On June 25, 2007, Whitehall further amended the Bridge Term Loan by entering into the Second Amended and Restated Term Loan Credit Agreement, or Second Amended and Restated Term Loan Agreement, with PWJ Lending LLC. Under the Second Amended Term Loan PWJ Lending LLC agreed to make additional term loans to Whitehall in the aggregate amount of $7.5 million, for among other things, general corporate and working capital purposes. As of July 27, 2007, Whitehall had borrowed an additional $7.5 million under the Bridge Term Loan. The additional $7.5 million under the Bridge Term Loan was converted pursuant to the Contribution Agreement to a portion of the equity under the 2007 Equity Transactions, together with accrued interest.

Pursuant to the Contribution Agreement, the amount of principal, interest and other amounts outstanding as of the date of the Contribution Agreement under the Second Amended and Restated Term Loan Agreement, in the aggregate of $66.6 (of which (i) $7.5 million in principal amount plus accrued interest of $60.8 was loaned solely by PWJ Lending LLC from the period of June 28, 2007 until July 27, 2007 and (ii) $59.0 was loaned by both PWJ Lending LLC and Holtzman) was contributed by PWJ Lending LLC and Holtzman to Whitehall. In return for the contribution, 52,741 shares of Whitehall common stock were issued to PWJ Lending LLC and 16,686 shares of Whitehall common stock were issued to Holtzman. In addition, 2,210,770 shares of our common stock and warrants to purchase 1,105,385 Shares were issued to PWJ Lending LLC pursuant to the 2007 Equity Transactions. The payment of these shares under the Contribution Agreement constituted payment in full of the $66.6 in loan obligations under the Second Amended and Restated Term Loan.

The interest expense under the Second Amended and Restated Term Loan Agreement for fiscal year 2007 and 2006 was $3.6 million and $6.1 million, reflecting weighted average interest rates of 12.0% and 12.0%, respectively.

On May 21, 2007, Whitehall entered into a Term Loan and Security agreement, or the Senior Term Loan, by and among Whitehall, LaSalle, as administrative agent and collateral agent for the Banks, the Banks, and Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents, to provide for a total facility of up to $35.0 million. The use of proceeds was limited to making permitted restricted subordinated debt payments and general corporate purposes.

Under the Senior Term Loan, the Banks provided a term loan of up to $35.0 million having a maturity date of November 19, 2007. The Senior Term Loan was secured by substantially all of our assets. Additional credit support was provided by PWJ Lending LLC in the form of a cash collateralized letter of credit. In connection therewith, on May 21, 2007 PWJ Lending LLC entered into a Reimbursement Agreement with Whitehall to which Whitehall agreed to reimburse PWJ Lending LLC for any amounts drawn on the Senior Term Loan Letter of Credit and any costs incurred related thereto. The Senior Term Loan was repaid in full shortly after the consummation of the 2007 Equity Transactions.

Borrowings under the Senior Term Loan bore interest at the option of Whitehall (i) at the LIBOR rate plus 125 basis points, or at the Base Rate less 12.5 basis points, with the Base Rate being defined as the higher of (a) LaSalle Bank’s prime rate and (b) the federal funds effective rate plus 50 basis points.

Standby Letters of Credit

As of February 2, 2008, Whitehall maintained standby letters of credit in the aggregate of $5.9 million issued to various third parties as beneficiaries pursuant to contracts entered into in the normal course of business. For the closing of the recent acquisition of the 78 stores on April 11, 2008, WJI delivered an additional standby letter of credit of $4.8 million, covering the approximate holdback on the remaining balance of the purchase price. This letter of credit was drawn upon by Friedman’s on May 12, 2008 for $4.6 million for payment of the final remaining purchase price based on physical inventory counts. The remaining $0.2 million letter of credit was cancelled. Outstanding standby letters of credit at May 13, 2008 totaled $4.9 million. Such standby letters of credit are secured by our senior credit agreement and reduce the calculated availability of funds from the revolving credit facility pursuant to the senior credit agreement.

Other Contingencies

Subject to the contingencies identified elsewhere in this report, including in Note 19 to the financial statements, “Risk Factors” and “Forward-Looking Statements,” management expects that cash flow from operating activities and funds available under our revolving loan facilities should be sufficient to support our operations through fiscal year 2008.

Contractual Obligations

The following summarizes our contractual obligations at February 2, 2008:

(in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Revolving Credit Facility (1)	$70,042	$3,813	$66,229	$—	$—
Standby letters of credit	5,866	5,866	—	—	—
Term loan (2)	36,542	7,750	28,792	—	—
Accounts payable, non-current (2)	24,013	5,406	18,607	—	—
Operating leases	122,362	26,496	41,228	25,103	29,555

Total contractual obligations	$258,825	$49,331	$154,856	$25,103	$29,555

(1)

The revolver includes interest commitments at variable rates, which were assumed to remain the same as those in effect at February 2, 2008 (weighted average effective rate of 6.4%) and based on the outstanding balance at February 2, 2008.

(2)	The term loan and accounts payable include interest commitments at fixed contractual rates of 15.0% and 6.0%, respectively.

In the normal course of business, we issue purchase orders to vendors for purchase of merchandise inventories. The outstanding amount of these purchase orders is not included in the above table, as the purchase orders may be cancelled at our option. In addition, Whitehall is party to employment and severance agreements with certain executive officers.

In December 2005, we entered into an agreement with a vendor conditioned on certain future events to return $3.3 million of diamonds for credit at our full cost in exchange for a commitment to purchase approximately $6.0 million of existing consignment inventory and $1.0 million of new products. The total purchase commitment as of January 31, 2006 was $6.3 million. We amended the agreement and consummated the transaction in February 2006. There were no similar transactions in fiscal year 2006 or 2007.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the financial statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these significant accounting estimates with the Audit Committee of the Board of Directors. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity. (See Note 4 to our consolidated financial statements included in this report).

Accounts Receivable

Accounts receivable are recorded at the amount management expects to collect and consists primarily of sales charged on customer credit cards and other non-recourse third party credit arrangements for merchandise delivered to the customer for which we have not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to charge-backs on credit receivables that have already been collected. We accrue an estimate of expected charge-backs based on our historical chargeback experience. Amounts are charged off when the credit card company deducts the charge-backs from our payments. Credit card fees are reported in selling, general and administrative expenses in the income statement and accrued in other accrued expenses in the balance sheet.

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

Certain of our agreements with merchandise vendors provide credits for co-op advertising as calculated as a percentage of net merchandise purchases. In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, we classify certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. We earned vendor allowances for advertising of $1.6 million for fiscal 2007 and $3.0 million for fiscal year 2006. We record such allowances as a reduction of inventory cost, and as the inventory is sold, we recognize a lower cost of sales.

We also obtain merchandise from vendors under various consignment agreements. The consigned inventory and related contingent obligations associated with holding and safekeeping such consigned inventory are not reflected in our financial statements. At the time of sale of consigned merchandise to customers, we record the purchase liability and the related consignor cost of such merchandise in cost of sales.

Legal Contingencies

As required by Financial Accounting Standards Board, or FASB through Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters and other claims based on available information to assess potential liability. We consult with outside counsel involved in legal matters when analyzing potential outcomes. Based on the nature of such estimates, it is possible that future results of operation or net cash flows could be materially affected if actual outcomes are significantly different than management’s estimates related to these matters.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer. We accrue an estimate of expected returns, which have not yet been presented, based on its historical returns experience, which is governed by our merchandise returns policy. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer. We recognize revenue, net of cost reimbursed to a third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer. We record revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer. We charge a monthly fee to cover the costs of administration of inactive layaways. We present sales, net of sales tax collected from customers and remitted to governmental authorities.

Lease Expense

We lease the premises for our office facilities and all of our retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. Our retail store lease term is deemed to commence on the date we have access to and control of the retail space, which is generally two months earlier than the date we become legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases. Generally, retail store leases do not contain renewal or purchase options. However, we have 10 stores acquired as part of the 78 store acquisition in the first quarter of fiscal year 2008 that have renewal options for between three and five additional years at specified rents.

Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

Accounting for Stock Based Compensation

We adopted FASB Financial Statement of Accounting Standard No. 123(R) (“SFAS 123R”), “Share Based Payments” on February 1, 2006, using the modified prospective method, whereby we applied Statement 123R to new and modified awards beginning February 1, 2006. Additionally, we were required to recognize compensation cost as expense for the portion of outstanding unvested options, based on the grant-date fair value of those awards calculated using the fair value measurement of the unvested options issued. The Company uses the “simplified” method for determining the expected term of options and will continue to do so until we have sufficient historical experience to provide a reasonable estimate of the expected term in accordance with Staff Accounting Bulletin No. 110, or SAB 110. There were no options granted or modified in fiscal year

2006. See Note 18 to our consolidated financial statements included in this report regarding options granted in fiscal year 2007.

We previously accounted for stock-based compensation according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings or losses when options are issued at fair market value.

Long-Lived Assets

On an annual basis or earlier, whenever facts and circumstances indicate potential impairment, we evaluate the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment is measured by the excess of carrying values over fair values determined by the net present value of the projected cash flows. In evaluating long-lived retail store assets for impairment, we consider a number of factors such as a history of consistent store operating losses, sales trends, store management turn-over, local competition and changes in mall demographic profiles.

Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different from our estimates related to these matters.

Accounting for Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill annually in the fourth quarter (or more frequently if impairment indicators arise) for impairment. Intangible assets are carried at cost, less accumulated amortization. Trade name costs are amortized on a straight-line basis over 30 years. Customer mailing list costs are amortized on a straight-line basis over seven years. Favorable leases are amortized on a straight-line basis over the remaining lease term.

Accounting for Guarantees

We have adopted the guidance of FASB Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. We have reflected the required disclosures in its financial statements. Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at our request in such capacity. Under the 2006 merger agreement, all rights to exculpation and indemnification for acts or omissions occurring prior to the effective time in favor of our current or former directors or officers or employees or agents or any of its subsidiaries or other entities, at our request or any of our subsidiaries, as provided in our charter or bylaws or in any agreement, will survive the 2006 merger and will continue in full force and effect in accordance with their terms. The maximum potential amount of future payments we could be required to make pursuant to these indemnification obligations is unlimited; however, we have a directors and officers liability insurance policy that, under certain circumstances, enables us to recover a portion of certain future amounts paid. We have no liabilities recorded for these obligations as of January 31, 2007 or February 2, 2008.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, or FIN 48. “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No 109.” FIN 48 clarifies the accounting for uncertainty income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of fiscal 2007. See Note 3 to our consolidated financial statements included in this report.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact adoption may have on its results of operation or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach, and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We became publicly held on July 27, 2007 and accordingly adopted SAB No. 108 during the first quarter of fiscal year 2007. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. We expect that the adoption of SFAS 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We will continue to use the “simplified” method until we have sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” FASB 160 focuses on non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. As the Company does not currently own any noncontrolling interests in other companies, we do not expect the adoption of this standard to have any impact.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date for FASB Statement No. 157. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of evaluating the impact, if any, that the adoption will have on our consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit facility. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

The table below provides information about the principal amount of our debt obligations and the weighted average interest rates on these obligations as of February 2, 2008.

Expected Maturity Date
($ in thousands)

	2008	2009	2010	2011	Total	Weighted Average Interest Rate
Long Term Debt:
Variable rate (a)	—	—	—	$58,391	$58,391	7.6%
Fixed rate	4,691	15,603	—	25,000	45,294	11.0%

(a)	The variable interest rate debt is under a revolving credit facility, which fluctuates over time and may increase or be repaid prior to the maturity date on February 20, 2011. Interest rates are charged on the facility float based, at the option of the Company, on (i) the LIBOR rate plus 175 basis points or (ii) the higher of (a) LaSalle’s prime rate and (b) the federal funds effective rate plus 25 basis points. These interest rates were increased in the first quarter of fiscal 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity and Capital Resources Elements—Revolving Credit Facility.”

Our earnings are affected by changes in interest rates as a result of our borrowings. At February 2, 2008, we had approximately $58.4 million of variable rate borrowings. For every 1% change in the LIBOR and other variable base rates, our annual interest expense will change by approximately $0.6 million based on the variable rate borrowings outstanding at February 2, 2008. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that has occurred and may occur subsequent to February 2, 2008. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Gold Price Risk

The Company does not hedge gold price changes. Current increases in gold prices have had and may have a future negative impact on gross margin to the extent sales prices for such items do not increase commensurately.

Diamond Price Risk

Recent increases in diamond prices may have a future negative impact on gross margin to the extent that sales prices for such items do not increase commensurately.

Inflation

The Company believes that inflation generally has not had a material effect on the results of its operations. There is no assurance, however, that inflation will not materially affect the Company in the future.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Audited financial statements:
Report of Independent Registered Public Accounting Firm	55
Prior Year’s Report of Independent Registered Public Accounting Firm	56
Consolidated Statements of Operations for the fiscal year ended February 2, 2008, the periods from June 9, 2006 to January 31, 2007 and February 1, 2006 to June 8, 2006 and for the fiscal year ended January 31, 2006	57
Consolidated Balance Sheets as of February 2, 2008 and January 31, 2007	58
Consolidated Statement of Stockholders’ (Deficit) Equity for the fiscal year ended February 2, 2008, the periods from June 9, 2006 to January 31, 2007 and February 1, 2006 to June 8, 2006 and for the fiscal year ended January 31, 2006	59
Consolidated Statements of Cash Flows for the fiscal year ended February 2, 2008, the periods from June 9, 2006 to January 31, 2007 and February 1, 2006 to June 8, 2006 and for the fiscal year ended January 31, 2006	60
Notes to Consolidated Financial Statements	61
Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
WHITEHALL JEWELERS HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of Whitehall Jewelers Holdings, Inc. (a “Delaware” corporation) and subsidiaries (the “Company”) as of February 2, 2008 and January 31, 2007 and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ending February 2, 2008 and the periods from February 1, 2006 through June 8, 2006 (predecessor) and June 9, 2006 through January 31, 2007 (successor). Our audits of the basic financial statements included the financials statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitehall Jewelers Holdings, Inc. as of February 2, 2008 and January 31, 2007 and the consolidated results of their operations and their cash flows for the year ended February 2, 2008 and the periods February 1, 2006 through June 8, 2006 (predecessor) and June 9, 2006 through January 31, 2007 (successor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The financial statements of Whitehall Jewelers Holdings, Inc. as of January 31, 2006, and for the year then ended were audited by other auditors. As described in Note 8—Discontinued Operations, the Company changed the composition of its discontinued operations as of January 31, 2006 to reflect the additional stores closed from February 1, 2006 through June 8, 2006. We audited the adjustments that were applied to restate the disclosures for discontinued operations reflected in the January 31, 2006 statement of operations. Our procedures included (a) agreeing the adjusted amounts of discontinued operations, sales, income (loss) from discontinued operations and income (loss) from discontinued operations, net of income taxes to the Company’s underlying records obtained from management and (b) tested the mathematical accuracy of the reconciliations of discontinued operations to the consolidated financial statements.

In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures on the statement of operations for the year ended January 31, 2006 other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the January 31, 2006 statement of operations.

/s/ Grant Thornton LLP

Chicago, Illinois
May 16, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of WHITEHALL JEWELLERS, INC.:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 8—Discontinued Operations, the statements of operations, shareholders’ equity, and cash flows of Whitehall Jewellers, Inc. for the period ended January 31, 2006 (the 2006 financial statements before the effects of the adjustments discussed in Note 8 - Discontinued Operations are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 (not presented herein), the Company’s recent operating performance and liquidity deficiencies, as well as other uncertainties, raise substantial doubt about its ability to continue as a going concern. The Company’s plans in regard to these matters are described in Note 4 (not presented herein). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 8 - Discontinued Operations, present fairly, in all material respects, the results of operations and cash flows of Whitehall Jewellers, Inc. for the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 8—Discontinued Operations and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 17, 2006

WHITEHALL JEWELERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Successor		Predecessor
	Year Ended February 2, 2008	June 9, 2006– January 31, 2007	February 1, 2006– June 8, 2006	Year Ended January 31, 2006

Net sales	$242,913	$181,142	$85,095	$284,672
Cost of sales (including buying and occupancy expenses)	174,811	124,747	58,364	191,016

Gross profit	68,102	56,395	26,731	93,656
Selling, general and administrative expenses	100,738	66,787	35,928	102,324
Professional fees and other operating charges	4,409	5,642	2,489	10,564
Loss on disposal of property and equipment	484	1,650	—	26
Impairment of goodwill	9,215	—	—	5,662
Impairment of long-lived assets	13,821	—	—	3,171

Loss from operations	(60,565)	(17,684)	(11,686)	(28,091)
Interest expense	13,464	10,957	5,183	12,536

Loss from continuing operations before income taxes	(74,029)	(28,641)	(16,869)	(40,627)
Income tax expense	88	168	—	2,475

Net loss from continuing operations	(74,117)	(28,809)	(16,869)	(43,102)
Income (loss) from discontinued operations, net of income taxes (benefit) of $0, $0, $0, and $(1,177)	—	134	648	(41,255)

Net loss	$(74,117)	$(28,675)	$(16,221)	$(84,357)

Net loss per share, basic and diluted:
Continuing operations	$(2.25)	$(1.14)	$(0.67)	$(1.70)
Discontinued operations	—	0.01	0.03	(1.63)

Net loss per share, basic and diluted:	$(2.25)	$(1.13)	$(0.64)	$(3.33)

Weighted average common shares	32,902	25,333	25,333	25,333

The accompanying notes are an integral part of the consolidated financial statements.

WHITEHALL JEWELERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	February 2, 2008	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,211	$1,311
Accounts receivable, net	2,034	1,495
Merchandise inventories, net	150,435	174,090
Other current assets	4,235	1,263

Total current assets	157,915	178,159

Property and equipment, net	13,552	30,687
Intangible assets, net	11,344	12,834
Goodwill	—	9,215
Deferred financing costs, net	2,018	3,745

Total assets	$184,829	$234,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolver loan	$58,391	$83,860
Customer deposits	1,076	1,959
Accounts payable	30,780	50,913
Trade notes payable, current portion	4,691	22,366
Accrued payroll	4,726	6,617
Other accrued expenses	9,300	12,322
Other tax liabilities	609	431

Total current liabilities	109,573	178,468

Trade notes payable, less current portion	15,603	—
Term loan—related party	25,000	56,080
Other long-term liabilities	7,199	4,460

Total liabilities	157,375	239,008

Stockholders’ equity (deficit):
Common Stock ($0.001 par value; 100,000,000 shares authorized; 39,953,121 shares issued and outstanding at February 2, 2008 and 25,333,238 shares issued and outstanding at January 31, 2007)	40	25
Additional paid-in capital	122,784	24,282
Stock warrants	7,422	—
Accumulated deficit	(102,792)	(28,675)

Total stockholders’ equity (deficit)	27,454	(4,368)

Total liabilities and stockholders’ equity (deficit)	$184,829	$234,640

The accompanying notes are an integral part of the consolidated financial statements.

WHITEHALL JEWELERS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)	Common Stock	Warrants	Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Treasury Stock	Total
Predecessor
Balance at February 1, 2005	$18	$—	$106,123	$29,428	$(38,946)	$96,623
Net loss	—	—	—	(84,357)	—	(84,357)
Exercise of warrants	3	—	(22,286)	—	26,472	4,189
Issuance of shares	—	—	(221)	—	171	(50)
Deferred compensation	—	—	286	—	—	286
Stock issued under Employee Stock Purchase Plan	—	—	—	—	20	20

Balance at January 31, 2006	21	—	83,902	(54,929)	(12,283)	16,711

Net loss from February 1, 2006 to June 8, 2006	—	—	—	(16,221)	—	(16,221)
Equity cancellation of Predecessor at June 8, 2006	(21)	—	(83,902)	71,150	12,283	(490)

Balance at June 8, 2006	—	—	—	—	—	—

Successor
Net investment related to 2006 Merger	25	—	24,282	—	—	24,307
Net loss June 9, 2006 to January 31, 2007	—	—	—	(28,675)	—	(28,675)

Balance at January 31, 2007	25	—	24,282	(28,675)	—	(4,368)

Net loss	—	—	—	(74,117)	—	(74,117)
Capital contribution	—	—	500	—	—	500
Issuance of new equity shares and warrants	15	7,422	32,017	—	—	39,454
Debt to equity conversion	—	—	64,795	—	—	64,795
Deferred compensation	—	—	1,190	—	—	1,190

Balance at February 2, 2008	$40	$7,422	$122,784	$(102,792)	$—	$27,454

The accompanying notes are an integral part of the consolidated financial statements.

WHITEHALL JEWELERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Successor		Predecessor
	Year Ended February 2, 2008	June 9, 2006- January 31, 2007	February 1, 2006- June 8, 2006	Year Ended January 31, 2006
Cash flows from operating activities:
Net loss	$(74,117)	$(28,675)	$(16,221)	$(84,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	—	—	—	3,157
Depreciation and amortization	10,225	8,529	4,036	14,815
Write-down of inventory	—	—	—	19,931
Impairment of long-lived assets	13,821	—	—	11,562
Impairment of goodwill	9,215	—	—	5,662
Deferred compensation	1,190	—	—	237
Loss on disposition of assets	484	1,650	—	268
Payment in kind interest	2,992	3,911	2,169	—
Proceeds from contract sign-on bonus	—	—	—	2,000
Proceeds from landlord incentive	—	2,705	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(539)	324	6	863
Decrease (increase) in merchandise inventories, net	23,655	(32,920)	955	21,621
Decrease (increase) in other current assets	(2,972)	1,593	(1,841)	(625)
Decrease (increase) in current income tax benefit	—	56	7	3,864
(Decrease) increase in accounts payable and trade notes payable	(22,089)	14,417	12,777	(19,293)
(Decrease) in customer deposits	(883)	(495)	(269)	(319)
(Decrease) increase in accrued payroll	(1,891)	1,764	(1,113)	2,137
(Decrease) increase in other accrued expenses	(2,343)	(5,632)	(4,057)	6,031
(Decrease) increase in other long-term liabilities	3,429	(369)	368	(1,192)

Net cash used in operating activities	(39,823)	(33,142)	(3,183)	(13,638)

Cash flows from investing activities:
Capital expenditures	(5,207)	(5,487)	(2,081)	(4,334)

Net cash used in investing activities	(5,207)	(5,487)	(2,081)	(4,334)

Cash flows from financing activities:
Borrowing on revolver loan	370,512	232,390	116,334	402,729
Repayment of revolver loan	(395,981)	(198,338)	(131,401)	(411,647)
Proceeds from term loan	92,500	—	20,000	30,000
Repayment of subordinated debt	(60,000)	—	—	—
Financing costs	(1,439)	—	(1,810)	(4,701)
Proceeds from issuance of stock	32,032	—	—	—
Proceeds from stock issued under the Employee Stock Purchase Plan	—	—	—	20
Proceeds from issuance of warrants	7,422	—	—	2,094
(Decrease) increase in outstanding checks	(116)	4,177	1,887	(764)

Net cash provided by financing activities	44,930	38,229	5,010	17,731

Net change in cash and cash equivalents	(100)	(400)	(254)	(241)
Cash and cash equivalents at beginning of period	1,311	1,711	1,965	2,206

Cash and cash equivalents at end of period	$1,211	$1,311	$1,711	$1,965

Supplemental disclosures of cash flow information:
Interest paid	$7,525	$4,417	$2,280	$8,239
Income taxes paid/(refunded)	$31	$57	$(12)	$(3,475)
Non-cash investing and financing activities:
Capital contribution-related parties	$500	$—	$—	$—
2007 Debt to equity conversion-related parties	$64,795	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations

Whitehall Jewelers Holdings, Inc. (formerly known as BTHC VII, Inc., the “Registrant” or “BTHC”), completed the 2007 Merger (as described more fully in Note 3 below) and became the ultimate parent company of Whitehall Jewelers, Inc. (“WJI”) (formerly known as Whitehall Jewellers, Inc.), a Delaware corporation. Whitehall Jewelers Holdings, Inc. now owns and operates a national specialty retail fine jewelry business through its wholly owned subsidiary Whitehall (defined below). While BTHC was the legal acquirer, Whitehall was the accounting acquirer, and accordingly, the financial statements presented herein are those of Whitehall. This transaction is referred to throughout this report as the “2007 Merger.” See Note 3 below for further discussion of the 2007 Merger.

Unless otherwise provided, all references in this current report to “we,” “us,” “our company,” “our,” the “Company,” or “Whitehall” refer to Whitehall Jewelers Holdings Inc./BTHC, together with its wholly-owned subsidiary Whitehall, subsequent to the July 27, 2007 Merger and Whitehall Jewellers, Inc. prior to that date.

Prior to the 2007 Merger, BTHC had no operating business. As a result of the 2007 Merger, the Company operates one business segment, specialty retail jewelry. The Company has a national presence with 305 stores as of February 2, 2008, located in 37 states, operating in regional and super regional shopping malls. On April 11, 2008, the Company acquired 78 stores from Friedman’s Inc and Crescent Jewelers (as further discussed in Note 23—Subsequent Events). The Company also closed 8 stores in the first quarter of fiscal 2008 and operates 375 stores in 39 states as of April 30, 2008. The Company’s business is highly seasonal and a significant portion of the Company’s sales and gross profit is generated in the fourth quarter of each fiscal year.

In February 2006, Prentice, Holtzman and related entities launched a tender offer for Whitehall, followed by the 2006 Merger in June 2006, which resulted in Whitehall becoming a wholly owned subsidiary of WJ Holding Corp. Following the 2006 Merger, Whitehall delisted from the NYSE and ceased to be a public company. See Note 2 for further discussion of the 2006 Merger.

2. Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Change in Reporting Periods

Effective February 1, 2007, the Company changed its quarterly and annual reporting periods to coincide with the 4-5-4 retail reporting calendar to provide better year-to-year comparable sales and margin data. Pursuant to this calendar, the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week. Accordingly, fiscal year 2007 includes the period February 1, 2007 through February 2, 2008 resulting in 367 sales days versus 365 sales days in fiscal year 2006. The effect of the change in the reporting periods is not material and prior year financial information has not been restated.

Fiscal Years

The Company’s fiscal years 2007, 2006 and 2005, as referred to throughout the consolidated financial statements and notes, represent the fiscal years ended February 2, 2008, January 31, 2007 and January 31, 2006, respectively.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The consolidated financial statements of the Company as of February 2, 2008 and January 31, 2007 and for the fiscal year ended February 2, 2008 reflect the 2006 Merger on June 8, 2006 in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations. The Company has allocated the purchase price on the basis of its estimate of fair value of the underlying assets acquired and liabilities assumed in the 2006 Merger. Our historical financial results for the periods subsequent to the 2006 Merger on June 8, 2006 report the results of the post-merger entity, referred to as the “Successor,” and the periods prior to, and including, June 8, 2006 report the results of Whitehall in its pre-merger form, referred to as the “Predecessor.” The consolidated Statement of Operations and the Consolidated statements of cash flows for fiscal year 2006 are separated between successor and predecessor periods and are presented separately due to a change in ownership, which resulted in purchase accounting being applied to the 2006 Merger of Whitehall and WJH.

Liquidity

The Company has experienced recurring losses from operations, as well as significant negative cash flows from operations in each of the prior three fiscal years. The Company is in the process of implementing programs intended to increase sales, improve gross margin and reduce certain operating expenses. Several of the planned initiatives are in process including, but not limited to, (i) improving management over field operations through changes in the field staffing, (ii) implementing new field incentive compensation plans, (iii) reviewing strategic alternatives related to growing the business, (iv) reducing professional fees which in fiscal 2007 and 2006 were driven by various financing transactions and a proxy contest, and (v) reducing other central and store related costs. In

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year 2006, as described above, the Company entered into an acquisition and merger. In fiscal year 2007, as described in Note 3 and Note 9, the Company 1) renegotiated its credit agreements and borrowed an additional $42.5 million, 2) entered into a reverse merger with a public company and raised $50.0 million from investors which was used primarily to repay certain term loans, 3) converted certain term loans plus accrued interest totaling $66.6 million to equity, and 4) renegotiated the terms of a majority of its vendor notes, including an extension of the maturity dates, and entered into a term loan borrowing facility with Prentice Capital, LLC, a related party, for up to $35.0 million in availability and borrowed $25.0 million on the facility in January 2008. In the first quarter of fiscal 2008, the Company and Prentice Capital, LLC increased the availability to $50.0 million, and the Company borrowed an additional $5.0 million leaving $10.0 million in availability as of May 1, 2008. The Company also acquired 78 stores from Friedman’s and Crescent Jewelers for approximately $14.3 million in the first quarter of fiscal 2008. See Note 23—Subsequent Events for a discussion of additional activities in the first quarter of fiscal 2008.

Discontinued Operations

The Company closed 77 stores per its plan announced November 1, 2005 over a period commencing in November 2005 and ending in April 2006. The operating results of these stores as well as the costs associated with the liquidation have been classified as discontinued operations for all periods presented. There was no activity related to discontinued operations in fiscal year 2007 compared to income of $0.8 million in fiscal year 2006 related to reversal of excess inventory reserves for the closed stores.

3. The 2007 Merger and the 2007 Equity Transactions

The 2007 Merger

On July 27, 2007, WJH, the parent company of Whitehall prior to the 2007 Merger, merged with and into Whitehall with Whitehall surviving. An Agreement of Merger and Plan of Reorganization was then entered into as of July 27, 2007, by and among, Whitehall, WBT Acquisition Corp. (“WBT”) and BTHC (the “Merger Agreement”). On July 27, 2007, BTHC’s, WBT’s and Whitehall’s Board of Directors each approved the 2007 Merger. On July 27, 2007, the shareholders of Whitehall and BTHC, the sole shareholder of WBT, approved the merger by unanimous written consent. Pursuant to the Merger Agreement, at the effective time of the 2007 Merger, WBT merged with and into Whitehall, with Whitehall remaining as the surviving entity and a wholly owned and operating subsidiary of BTHC by canceling all shares of Whitehall common stock (“Whitehall Common Stock”) then outstanding and issuing to BTHC one share of Whitehall Common Stock. In addition, pursuant to the 2007 Merger, the legal existence of WBT ceased and all shares of WBT common stock that was outstanding immediately prior to the Merger were cancelled. This Merger transaction is referred to throughout this report as the “2007 Merger.” At the same time and pursuant to the Merger Agreement, BTHC issued to the former shareholders of Whitehall an aggregate of 24,853,800 shares of BTHC common stock (the “BTHC Common Stock”), which resulted in such former shareholders owning approximately 62.21% with respect to the pre-Merger shares owned of issued and outstanding BTHC Common Stock and warrants to purchase 3,567,471 shares of BTHC Common Stock, after giving effect to the issuance of capital stock pursuant to the 2007 Equity Transactions (as defined below), but not counting additional shares or capital stock acquired by the PWJ Lending LLC and PWJ Funding LLC (collectively the “PWJ Entities”) as part of the 2007 Equity Transactions. The PWJ Entities also subscribed for an additional 7,134,941 shares of BTHC Common Stock pursuant to the 2007 Equity Transactions, and therefore upon conclusion of the 2007 Merger and the 2007 Equity Transactions, affiliates of Prentice Capital Management LP (“Prentice”) collectively owned 64.9% of BTHC’s issued and outstanding shares of BTHC Common Stock. In addition, pursuant to the Merger Agreement, options to purchase 9,847 shares of Whitehall Common Stock, each at an exercise price of $850 per share prior to the 2007 Merger, were

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

converted into options to purchase 2,447,129 shares of BTHC Common Stock, each at an exercise price of $3.42 per share.

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

In connection with the 2007 Merger, the Company incurred expenses, which included, without limitation, legal and accounting fees, and other miscellaneous expenses, of approximately $1.1 million, which are included in professional fees and other charges in the income statement.

The 2007 Equity Transactions

Concurrent with the 2007 Merger, Whitehall entered into a securities purchase agreement (the “Securities Purchase Agreement”), by and among Whitehall, BTHC and the purchasers named therein (the “Purchasers”), and consummated the transactions contemplated thereby on July 27, 2007 (the “2007 Equity Transactions”). The Securities Purchase Agreement provides for the sale by BTHC to the Purchasers of a total of 14,619,883 shares of BTHC Common Stock (the “Shares”), at a price of $3.42 per Share for aggregate gross proceeds of $50.0 million. The Purchasers also received warrants to acquire 7,309,943 shares of BTHC Common Stock at an exercise price of $4.10 per share (the “Warrants”). Roth Capital Partners, LLC acted as exclusive placement agent and received a fee of approximately $1.9 million. The Company issued a press release on July 30, 2007 announcing its entry into the Securities Purchase Agreement and describing the transactions contemplated thereby.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Securities Purchase Agreement, BTHC and the Purchasers entered into a Registration Rights Agreement, dated as of July 27, 2007 (the “Registration Rights Agreement”), and the Company agreed to file a registration statement to register the resale of the Shares and the shares underlying the Warrants (the “Registration Statement”), subject to certain cutbacks, within 90 days of the closing date and to use reasonable best efforts to cause the Registration Statement to be declared effective by the earlier of (i) (a) in the event that the Registration Statement is not subject to review by the SEC, the 120th calendar day following the closing of the 2007 Equity Transactions and (b) in the event that the Registration Statement is subject to review by the SEC, the 150th day following the closing of the 2007 Equity Transactions, and (ii) the fifth trading day following the date on which the merged company is notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the Registration Statement may be accelerated. The registration statement was filed and declared effective on December 28, 2008. If the effectiveness of the Registration Statement is not maintained for the lesser of (x) two years from the Closing and (y) such shorter period for the availability of sales of securities pursuant to Rule 144(k) promulgated under the Securities Act, except for allowable grace periods, the merged company shall be required to pay the Purchasers liquidated damages equal to 1% of the aggregate purchase price for the Shares per month until such failures are cured, subject to a cap of 10%.

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

In connection with the 2007 Equity Transactions and share registration, Whitehall incurred expenses, which included, without limitation, commissions to the placement agency, legal and accounting fees, and other miscellaneous expenses, of approximately $3.0 million, which were charged to additional paid in capital.

Proceeds from the 2007 Equity Transactions were used to repay the $35.0 million Senior Term Loan facility. After taking into account the contribution of approximately $7.6 million of indebtedness by PWJ Lending in return for Shares and Warrants pursuant to the 2007 Equity Transactions, the remaining net proceeds of $7.4 million were used for general corporate purposes, including working capital, merger and equity related fees, payments of other indebtedness, sales and marketing and capital expenditures.

4. Critical Accounting Policies and Estimates

The Company’s significant accounting policies and estimates, including the assumptions and judgments underlying them, have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the financial statements related to store closures have been reclassified to discontinued operations for all years presented. Certain other account balances have been reclassified from the prior year to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conjunction with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Reserves for inventory, accounts receivable, sales returns, deferred tax assets and projections of undiscounted future cash flows used to evaluate the recoverability of long-lived asset carrying values are significant examples of the use of such estimates. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and trade notes payable, revolver loans, and the bridge term loan. The carrying value of cash approximates fair value based on current quoted market prices. The carrying amounts of accounts receivable, accounts payable and trade notes payable approximates fair value because of the short- term nature of these items. The carrying amounts of the revolver loans and the term loan approximate fair value based on current market rates.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, deposits in banks and any temporary cash investments purchased with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the amount management expects to collect and consists primarily of sales charged on customer credit cards and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to charge-backs on credit receivables that have already been collected. The Company accrues an estimate of expected charge-backs based on the Company’s historical charge-back experience. Amounts are charged off when the credit card company deducts the charge-backs from our payments. Credit card fees are reported in selling, general and

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses in the income statement and accrued in other accrued expenses in the balance sheet.

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

Certain of the Company’s agreements with merchandise vendors provide credits for co-op advertising as calculated as a percentage of net merchandise purchases. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company earned vendor allowances for advertising of $1.6 million for fiscal year 2007, $2.3 million for the period June 9, 2006 to January 31, 2007, $0.7 million for the period February 1, 2006 to June 8, 2006, and $2.6 million for fiscal year 2005. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company recognizes a lower cost of sales.

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

The top 5 merchandise vendors accounted for 39%, 42%, 47% and 41% of inventory purchases for fiscal year 2007, the periods June 9, 2006 to January 31, 2007, February 1, 2006 to June 8, 2006, and fiscal year 2005, respectively.

Legal Contingencies

The Company is involved in certain legal matters and other claims. As required by Financial Accounting Standards Board (“FASB”) through Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in legal matters when analyzing potential outcomes. Based on the nature of such estimates, it is possible that future results of operation or net cash flows could be materially affected if actual outcomes are significantly different than management’s estimates related to these matters.

Advertising and Marketing Expense

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit which is typically during the month the advertising takes place. Direct-

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

response advertising consists primarily of special offers, flyers and catalogs that, from time to time, include value off coupons for merchandise. Advertising expense was $7.4 million for fiscal year 2007, $2.2 million for the period June 9, 2006 to January 31, 2007, $4.1 million for the period February 1, 2006 to June 8, 2006, and $6.7 million for the fiscal year 2005.

Netted against advertising and marketing expense are vendor co-op credits taken against accounts payable and cash payments for including vendor’s products in our advertising campaigns. Vendor co-op advertising credits were $1.0 million for fiscal year 2007, $0.6 million for the period June 9, 2006 to January 31, 2007, $0.1 million for the period February 1, 2006 to June 8, 2006, and $0.5 million for the fiscal year 2005. Included in other current assets was $0.8 million and $0.4 million in prepaid advertising as of February 2, 2008 and January 31, 2007, respectively.

Long-Lived Assets

Property and equipment are carried at cost, less accumulated depreciation and amortization. Furniture and fixtures are depreciated on a straight-line basis over estimated useful lives ranging from five to ten years. Software costs are amortized on a straight-line basis over five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term or ten years. The Company’s assets were revalued and recorded at fair value in accordance with FASB Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” as part of the 2006 Merger. The revalued assets are being depreciated and amortized over their remaining useful lives, which, in some instances, may be shorter than five years. Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

On an annual basis or earlier, whenever facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values (including intangible assets being amortized), using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values determined by the net present value of the projected cash flows. In evaluating long-lived retail store assets for impairment, the Company considers a number of factors such as a history of consistent store operating losses, sales trends, store management turn-over, local competition and changes in mall demographic profiles. The Company recorded a $13.8 million long-lived asset impairment charge in the fourth quarter of fiscal year 2007 as further discussed in Note 7.

Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different from the Company’s estimates related to these matters.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations. Under FASB Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company reviews goodwill annually in the fourth quarter (or more frequently if impairment indicators arise) for impairment. Intangible assets are carried at cost, less accumulated amortization. Trade name costs are amortized on a straight-line basis over 30 years. Customer mailing list costs are amortized on a straight-line basis over seven years. Favorable leases are amortized on a straight-line basis over the remaining lease term. The Company recorded a $9.2 million goodwill impairment charge in the fourth quarter of fiscal year 2007 as further discussed in Note 10.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The Predecessor Company accounted for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” At the date of issuance, the fair value of the warrants is determined using the Black-Scholes model. The value of warrants outstanding was marked to market at the end of each fiscal quarter. The change in the value of warrants of $2.1 million was recognized as a component of interest expense in fiscal year 2005.

In fiscal year 2007, in connection with the 2007 Merger and Equity Transactions, the Company issued warrants. At the date of issuance, the fair value of the warrants was determined using the Black-Scholes model and the proceeds from the 2007 Equity Transactions were allocated to the warrants based on the fair value and included as a component of shareholder’s equity.

Contract Sign-on Bonus

During the second quarter of fiscal year 2005, the Company received a $2.0 million contract sign-on bonus related to the renewal of the Company’s private label credit card contract. The Company is amortizing the contract proceeds over the five-year term of the contract as a reduction to credit expense. The unamortized portion of the contract sign-on bonus is included in the Company’s balance sheet under other long-term liabilities. The remaining balance was $0.9 million and $1.3 million at February 2, 2008 and January 31, 2007, respectively.

Deferred Financing Costs

In connection with the Company’s financing agreements, the Company incurred various financing costs. These costs are deferred on the Company’s balance sheet and amortized over the terms of the agreements and included in interest expense.

Discontinued Operations

Store closings are considered as discontinued operations when i) a decision is made to close a significant number of stores under a store closure plan, ii) the operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the closure and iii) there will be no significant continuing involvement in the store operations subsequent to their closure. Store closings in the ordinary course of business are not considered discontinued operations. Prior years results are restated to classify the results of the closed stores to discontinued operations and eliminate the results from ongoing operations. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, the Company closed 78 stores, 77 of which were closed in connection with the store closure plan (as discussed in Note 7). The Company classified the results of operations related to these stores as discontinued operations as: (1) the cash flows from these stores are separately identifiable and have been eliminated from the Company’s ongoing operations; (2) there is no discernable migration of cash flows to other stores expected; and (3) the Company has no continuing involvement in these stores going forward. The 18 stores closed in fiscal year 2007 were closed over the course of the year and considered closed in the normal course of business and therefore not included in discontinued operations.

Store Pre-opening Expense

Expenses associated with the opening of new store locations are expensed in the period such costs are incurred.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Expense

The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. The Company’s retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases. Generally, retail store leases do not contain renewal or purchase options. However, we have 10 stores acquired as part of the 78 store acquisition in the first quarter of fiscal year 2008 that have renewal options for between three and five additional years at specified rents. See Note 23—Subsequent Events.

Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

Self-insurance

The Company was self-insured or retained a portion of the exposure for losses related to workers compensation and general liability costs through September 30, 2006. It is the Company’s policy to record self-insurance reserves on an undiscounted basis, as determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. Effective October 1, 2006, the Company changed to a guaranteed cost policy with its insurance carriers and accordingly, the Company no longer bears the risk related to workers compensation claims.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer. The Company accrues an estimate of expected returns, based on its historical returns experience, which is governed by the Company’s merchandise returns policy. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer. The Company recognizes revenue, net of cost reimbursed to an unrelated third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer. The Company records revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer. The Company charges a monthly fee to cover the costs of administration of inactive layaways. The Company presents sales net of sales tax collected from customers and remitted to governmental authorities.

Loss Per Share

Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of Common Stock outstanding for the reporting period. Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants determined using the treasury stock method. The Company had 3,602,129 stock options and 7,309,943 stock warrants outstanding at February 2, 2008. During all periods presented the Company incurred net losses. A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the stock options and warrants are not included in the diluted loss per share calculation as their effect would be antidilutive.

As a result of the 2007 Merger and 2007 Equity Transactions described in Note 3 above, Whitehall’s 100,000 shares outstanding just prior to the 2007 Merger were recapitalized into 24,853,800 million shares of the Registrant’s common stock. The recapitalization of Whitehall shares

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is presented retrospectively as if it occurred at the beginning of each reporting period presented along with the 479,438 shares owned by existing BTHC shareholders at the date of the 2007 Merger. Also in conjunction with the 2007 Equity Transactions, the Registrant issued 14,619,883 additional shares on July 27, 2007, which were included in the weighted average number of shares calculated for the fiscal year ended February 2, 2008.

Income Taxes

The Company accounts for deferred income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts and tax reporting carryforwards based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No 109.” FIN 48 clarifies the accounting for uncertainty income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2006. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

Accounting for Stock Based Compensation

The Company adopted FASB Financial Statement of Accounting Standard No 123(R) (“SFAS 123R”), “Share Based Payments” on February 1, 2006, using the modified prospective method, whereby the Company applied Statement 123R to new and modified awards beginning February 1, 2006. Additionally, the Company recognized compensation cost as expense for the portion of outstanding unvested options, based on the grant-date fair value of those awards calculated using the fair value measurement of the unvested options issued. The Company uses the “simplied” method for determining the expected term of options and will continue to do so until we have sufficient historical experience to provide a reasonable estimate of the expected term in accordance with Staff Accounting Bulletin No. 110, or SAB 110. There were no options granted or modified in fiscal year 2006. However, see Note 18 below for further discussion regarding stock-based compensation and options issued in fiscal year 2007.

The Company previously accounted for stock-based compensation according to Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” which results in no change to earnings or losses when options are issued at fair market value.

Accounting for Guarantees

The Company has adopted the guidance of FASB Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. The Company has reflected the required disclosures in its financial statements. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. Under the 2006 Merger Agreement, all rights to exculpation and indemnification for acts or omissions occurring prior to the

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective time in favor of the current or former directors or officers or employees or agents of the Company or any of its subsidiaries or other entities, at the request of the Company or any of its subsidiaries, as provided in its charter or bylaws or in any agreement, will survive the 2006 Merger and will continue in full force and effect in accordance with their terms. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of certain future amounts paid. The Company has no liabilities recorded for these obligations as of February 2, 2008.

5. Accounts Receivable, Net

Accounts receivable consisted of:

(in thousands)	February 2, 2008	January 31, 2007
Accounts receivable	$2,204	$1,919
Allowance for doubtful accounts	(170)	(424)

Accounts receivable, net	$2,034	$1,495

(in thousands)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Beginning balance	$424	$406	$376	$395
Bad debt expense	19	206	142	408
Write-offs	(333)	(227)	(143)	(512)
Recoveries	60	39	31	85

Ending balance	$170	$424	$406	$376

6. Merchandise Inventories

Merchandise inventories consisted of:

(in thousands)	February 2, 2008	January 31, 2007
Raw materials	$4,033	$4,409
Finished goods inventory	149,188	173,891
Inventory reserves	(2,786)	(4,210)

Merchandise inventories, net	$150,435	$174,090

Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Inventory reserves include provisions for inventory writedowns, shrink, scrap and miscellaneous costs. Inventory reserves covered estimated shrink losses, damaged goods and inventory payment discrepancies with vendors. As described in Note 7 to the financial statements, the Company liquidated inventory through store closure sales, and such sales required additional inventory writedowns. During the fiscal year ended January 31, 2006, the Company recorded a valuation allowance of $19.9 million which was classified as part of discontinued operations. The valuation allowance was based upon management’s best estimate of the net proceeds to be received from the liquidation of inventory through the store closure sales of not less than 55% of the total cost of such inventory. The remaining balance of this writedown was $0 at February 2, 2008 and January 31, 2007, respectively.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 2, 2008 and January 31, 2007, merchandise consignment inventories held by the Company that were not included in the consolidated balance sheets total $62.4 million and $45.5 million, respectively.

Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of February 2, 2008 and January 31, 2007, these amounts included in inventory are $4.0 million and $3.7 million, respectively. The amounts comprising the overhead pool of capitalizable costs included in cost of sales were $5.4 million in fiscal 2007, $4.3 million for the period June 9, 2006 to January 31, 2007, $1.5 million for the period February 1, 2006 to June 8, 2006, and $5.9 million for fiscal year 2005.

7. Impairment of Long-Lived Assets and Store Closures

For the fiscal year ended February 2, 2008, the Company recorded, in accordance with Financial Accounting Standards No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” asset held for use model, impairment charges of $13.8 million. The impairment charge was primarily the result of the recent deterioration in the economy and lower sales projections based on lower expected spending on discretionary jewelry items. The expected decrease in cash flows at our stores resulted in long-lived assets at 187 stores being impaired, as the carrying value of the respective stores’ long-lived fixed assets and favorable leases exceeded the fair value of those assets determined as the net present value of future projected cash flows.

For the fiscal year ended January 31, 2006, the Company recorded impairment charges of $11.6 million, of which, $8.4 million was subsequently reclassified as part of discontinued operations. The impairment charge was primarily the result of a plan, approved by the Company’s Board of Directors and announced on November 1, 2005, to close 77 of the Company’s retail stores and for the reduction in carrying value of 25 additional stores which remained open. The decision to close these stores resulted in an impairment of the respective stores’ long-lived assets, as the carrying amount of the respective stores’ long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives. The Company recorded impairment charges of $0.4 million in the fiscal year ended January 31, 2005, which are classified in discontinued operations.

In accordance with FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of $3.7 million as of January 31, 2006, for estimated lease termination costs associated with the planned store closures. This charge was management’s estimate of such lease termination costs based on negotiations with the respective landlords and is reflected in discontinued operations.

The store closure plan included the closure of 77 stores, 24 of which were closed as of January 31, 2006, and the remaining 53 stores were closed in the first quarter of fiscal year 2006. Below is a summary of the charges and reserve balances associated with the store closure plan.

Predecessor (in thousands)	January 31, 2005 Balance	Year ended January 31, 2006 Discontinued Operations Charges	Year Ended January 31, 2006 Reduction	January 31, 2006 Balance
Inventory valuation allowance	$—	$19,931	$(6,494)	$13,437
Estimated lease termination costs	—	3,686	—	3,686
Minimum rent	856	(856)	—	—

Total	$856	$22,761	$(6,494)	$17,123

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor (in thousands)	January 31, 2006 Balance	February 1, 2006 to June 8, 2006 Discontinued Operations Charges	February 1, 2006 to June 8, 2006 Reduction	June 9, 2006 Balance
Inventory valuation allowance	$13,437	$(648)	$(12,530)	$259
Estimated lease termination costs	3,686	—	(50)	3,636
Minimum rent	—	—	—	—

Total	$17,123	$(648)	$(12,580)	$3,895

Successor (in thousands)	June 9, 2006 Balance	June 9, 2006 to January 31, 2007 Discontinued Operations Charges	June 9, 2006 to January 31, 2007 Reduction	January 31, 2007 Balance
Inventory valuation allowance	$259	$(259)	$—	$—
Estimated lease termination costs	3,636	125	(3,723)	38
Minimum rent	—	—	—	—

Total	$3,895	$(134)	$(3,723)	$38

Successor (in thousands)	January 31, 2007 Balance	Fiscal Year 2007 Discontinued Operations Charges	Fiscal Year 2007 Reduction	February 2, 2008 Balance
Inventory valuation allowance	$—	$—	$—	$—
Estimated lease termination costs	38	—	(38)	—
Minimum rent	—	—	—	—

Total	$38	$—	$(38)	$—

The reduction in the inventory valuation allowance of $6.5 million in the fiscal year 2005 and $12.5 million in the period February 1, 2006 to June 8, 2006 relates to the loss on operations of the 77 stores during liquidation in the fourth quarter of fiscal year 2005 and first quarter of fiscal 2006, respectively. The estimated lease termination costs reduction of $0.1 million in the period February 1, 2006 to June 8, 2006 and of $3.7 million in the period June 9, 2006 to January 31, 2007 reflects the payout of termination payments to landlords for early termination of leases. Minimum rent relates to the difference of cash lease payments and the straight-line expense of the total rental costs for the lease term previously on the balance sheet and released to income for the 77 stores being closed. There were no balances remaining as of February 2, 2008 related to the store closure plan.

8. Discontinued Operations

As described in Note 7, on November 1, 2005, the Company announced that its Board of Directors had approved a plan to close 77 of the Company’s retail stores. As of January 31, 2007, the Company had completed those closings. The 18 stores closed in fiscal year 2007 were closed over the course of the year and considered closed in the normal course of business and therefore not included in discontinued operations. The operating results of the stores included in discontinued stores in the accompanying statements of operations were as follows:

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Net sales	$—	$—	$15,602	$47,975
Income (loss) from discontinued operations, before tax	—	134	648	(41,255)
Income tax (benefit)	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$134	$648	$(41,255)

There was no tax benefit associated with fiscal year 2006 and 2005 losses due to the Company’s conclusion that it is more likely than not that its losses will not be utilized.

9. Property and Equipment, Net

As of February 2, 2008 and January 31, 2007, property and equipment included:

(in thousands)	February 2, 2008	January 31, 2007
Furniture and fixtures, and software	$17,133	$19,691
Leasehold improvements	10,425	17,442

Property and equipment	27,558	37,133
Accumulated depreciation and amortization	(14,006)	(6,446)

Property and equipment, net	$13,552	$30,687

The Company recorded an impairment charge of $13.8 million, of which $13.3 million related to property and equipment, and wrote down the value of its property and equipment in the fourth quarter of fiscal 2007 as described in Note 7 above. Depreciation expense was $8.3 million for fiscal year 2007, $6.4 million for the period June 9, 2006 to January 31, 2007, $3.3 million for the period February 1, 2006 to June 8, 2006, and $11.1 million for the year ended January 31, 2006. The loss on disposal of property and equipment of $0.5 million in fiscal year 2007 related primarily to assets abandoned as a result of store remodels. The $1.7 million loss during the period June 9, 2006 to January 31, 2007 related primarily to the termination of a project implementing certain merchandising software, which resulted in a write-off of $1.6 million. Depreciation expense and loss on disposal of property and equipment, included as part of discontinued operations, was $1.5 million for the fiscal year ended January 31, 2006 and was $0 for all other periods.

10. Goodwill and Intangible Assets, Net

As of February 2, 2008, the Company evaluated goodwill for impairment using a discounted cash flow and a market multiple approach for impairment and concluded that the entire amount of the Company’s goodwill of $9.2 million was impaired. This analysis was based in part upon the Company’s sales performance and financial results for fourth quarter of fiscal year 2007 and management’s current expectation of future financial results. The Company recorded a non-cash impairment charge of $9.2 million to write-off the entire goodwill asset in the fourth quarter of fiscal year 2007. The goodwill originated with the 2006 Merger as described in Note 2. The 2006 Merger was accounted for using the purchase method of accounting. The purchase price was pushed down and allocated to the assets purchased, including identifiable intangible assets, and liabilities assumed based upon the fair values at the date of 2006 Merger. The excess of the purchase price over the fair value of the net assets and other intangibles was $9.2 million and was recorded as goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” “SFAS 142,” goodwill has an indefinite life and was not amortized.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended February 2, 2008, the Company recorded, in accordance with Financial Accounting Standards No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” asset held for use model, impairment charges of $0.5 million related to the favorable lease intangible assets. The impairment charge was primarily the result of the recent deterioration in the economy and lower sales projections based on lower than expected spending on discretionary jewelry items. The expected decrease in cash flows related to certain stores resulted in impairment of the respective stores’ long-lived assets which included favorable lease intangible assets, as the fair carrying amount of the respective stores’ long-lived fixed assets and favorable leases exceeded the fair value of those assets determined as the net present value of future projected cash flows. The trade names and customer mailing lists intangible assets were also reviewed for potential impairment under FAS 144 as of February 2, 2008 and were not impaired as the projected cash flows were in excess of the carrying value of those assets.

During fiscal year 2005, the Company recorded a non-cash impairment charge of $5.7 to write-off the entire goodwill asset which related to the goodwill recorded in 1998 when the Company acquired substantially all of the assets of 36 jewelry stores operating under the Jewel Box name. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

At June 9, 2006, intangible assets were valued and recorded as part of the purchase price allocation related to the 2006 Merger. Intangible assets are carried at cost, less accumulated amortization. Trade name costs are amortized on a straight-line basis over 30 years. Customer mailing list costs are amortized on a straight-line basis over seven years. Favorable leaseholds are amortized on a straight-line basis over the remaining lease term. The following table summarizes intangible assets with finite lives as of February 2, 2008:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (30 year life)	$9,320	$(518)	$8,802
Customer mailing lists (7 year life)	2,385	(561)	1,824
Favorable leaseholds (lease term life)	1,319	(601)	718

Total	$13,024	$(1,680)	$11,344

Future amortization expense for intangible assets held as of February 2, 2008, is as follows:

(in thousands)	Amortization Expense
2008	$889
2009	828
2010	795
2011	711
2012	710
Thereafter	7,411

Total	$11,344

11. Deferred Financing Costs, Net

As of February 2, 2008 and January 31, 2007, deferred financing costs included:

(in thousands)	February 2, 2008	January 31, 2007
Deferred financing costs, gross	$4,515	$8,545
Accumulated Amortization	(2,497)	(4,800)

Deferred financing costs, net	$2,018	$3,745

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense for deferred loan costs as of February 2, 2008, is $0.7 million for fiscal year 2008 and $0.7 million for fiscal year 2009. As a result of the 2007 Equity Transactions and the conversion of debt to equity, approximately $1.8 million in deferred financing costs were capitalized and reclassified to additional paid in capital in fiscal year 2007.

12. Accounts Payable, Trade Notes Payable, Other Accrued Expenses and Other Long-term Liabilities

The current portion of accounts payable includes outstanding checks, which were $9.2 million and $9.3 million as of February 2, 2008 and January 31, 2007, respectively.

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

Whitehall’s potential inability to pay these obligations as they became due raised liquidity issues for Whitehall and, thus, during the third quarter of fiscal year 2005 Whitehall, along with Prentice and Whitehall’s lenders under its senior credit agreement, negotiated and executed a term sheet, or the Term Sheet, with vendors holding over 99% of this aggregate $44.6 million in trade debt. Under the Term Sheet, the payment date of this outstanding trade debt was extended until September 30, 2007, provided certain conditions were met. At the time, Prentice, through its affiliate, was about to consummate the Bridge Term Loan, which was signed on October 3, 2005 and provided Whitehall with $30.0 million in borrowings.

The Term Sheet provided a mechanism for (i) satisfaction of the trade debt outstanding as of September 23, 2005 in the amount of approximately $44.6 million to participating Suppliers, and (ii) the participating Suppliers’ prompt delivery of merchandise to Whitehall for the 2005 holiday season. Under the provisions of the Term Sheet, Whitehall made payments of 50% of the total outstanding trade debt by January 16, 2006, leaving $22.3 million in trade debt outstanding, representing the remaining 50% of the previously outstanding trade debt, plus accrued interest from and after January 17, 2006, which was to be repaid on or about September 30, 2007. The Term Sheet was subject to and conditioned upon the execution of definitive documentation among the parties. More definitive documentation was initially completed in the form of the Trade Vendor Extension Agreement, or TVEA. However, as a result of timing constraints and other various issues, the TVEA was never put into effect. In lieu of implementing the TVEA, Whitehall completed an Amended Trade Vendor Extension Agreement, or ATVEA that was presented to all Suppliers who were parties to the Term Sheet. In accordance with the Term Sheet, the ATVEA also required payment of the remaining 50% balance of the previous trade debt to be paid on or before September 30, 2007. Under the terms of the ATVEA, once Suppliers constituting 90% of the total remaining trade debt had executed the ATVEA, Whitehall was required to issue individual unsecured promissory notes, or Trade Notes, on a rolling basis to each of the Suppliers whose trade debt was undisputed in the amount of their respective remaining trade debt balance (50% of each Supplier’s previous total trade debt). On or about April 20, 2007, Suppliers representing 90% of the total remaining trade debt had executed the ATVEA. As a result, Whitehall issued multiple Trade Notes on or about April 20, 2007. No Trade Note was issued to one of the Suppliers, Fabrikant Leer International, due to a dispute between Whitehall and Fabrikant Leer International regarding an offset of approximately $0.5 million for merchandise previously returned or merchandise which was to be returned against the approximately $1.6 million of principal trade debt owed, and the Trade Note is being withheld pending confirmation of the offset. Whitehall has made filings in the

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bankruptcy Court in support of its claim to these offsets against the Fabrikant Leer International trade debt.

On or about, May 4, 2007, Whitehall met with certain Suppliers to discuss a further extension of the due date under the Trade Notes; thereby, extending the payment date for the remaining trade debt balance. As a result of this meeting and subsequent conversations between Whitehall and the Suppliers, on or about May 25, 2007, Whitehall sent a proposed NEA to each Supplier who had previously been issued a Trade Note, except for the Fabrikant entities who were in bankruptcy. Under the terms of the NEA, each Supplier who executed the NEA agreed to extend the maturity date under its Trade Note until March 31, 2009. In consideration for a Supplier agreeing to extend the maturity date until March 31, 2009, Whitehall agreed, among other things: (i) to make early payments to such Suppliers for Certain Holiday Merchandise, in an aggregate amount not to exceed $10.0 million, purchased in 2007 and (ii) to have certain additional events of default under the Trade Notes issued to the Suppliers that executed the NEA, including, but not limited to limiting payments to all Suppliers under the Trade Notes in advance of the March 31, 2009 date in excess of an aggregate amount of $2.5 million. These additional events of default, subject to notice and opportunity to cure, are as follows: (1) the failure of Whitehall to pay $2.5 million on September 30, 2007 to all Suppliers who did not execute the NEA, or Non-Participating Suppliers, and, thereby, did not agree to extend the maturity date to March 31, 2009, or to the extent the entire $2.5 million is not used to pay the Suppliers who did not agree to extend the maturity date, the failure to pay the remaining portion of the $2.5 million on a pro-rata basis to the Suppliers who did agree to extend the maturity date; (2) Whitehall pays in the aggregate more than $2.5 million towards individual unsecured promissory notes issued to the participating Suppliers other than in connection with a partial repayment of the individual unsecured promissory notes on a pro-rata basis among all of the suppliers who executed the NEA; (3) Whitehall terminates Edward Dayoob and Michael Don without cause (as defined in their employment agreements); or (4) there is a change in control of Whitehall (for which the merger was not a change of control).

As of April 30, 2008, we received commitments from Suppliers constituting approximately 75% of the outstanding Trade Notes to extend the maturity date of their respective Trade Notes to March 31, 2009, pursuant to the terms of an NEA. Of the $22.3 million in outstanding principal trade debt due on September 30, 2007, the total outstanding principal debt owed to Non-Participating Suppliers that was not extended until March 31, 2009 was approximately $6.8 million, of which approximately $4.6 million of principal (before certain disputed offsets) was collectively owed to the Fabrikant entities, who have filed for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. The Fabrikant debt was sold to the Fabrikant debt purchaser during the bankruptcy proceedings. We did not pay the Fabrikant debt when it became due and payable on September 30, 2007. We have been engaged in discussions with third parties to purchase all or a portion of the Fabrikant debt from the Fabrikant debt purchaser, and with such third party purchasers agreeing to extend the payment date of the purchased Fabrikant debt until March 31, 2009. We have also been in negotiations with the holders of the Fabrikant debt with respect to an agreement to extend the payment date for the Fabrikant debt until March 31, 2009. While all of these various discussions are ongoing, at this time we do not have a definitive agreement from any party and there are no assurances that we will be able to reach a final agreement. In the event we are unable to reach a definitive agreement with respect to the Fabrikant debt which provides for an extension of the payment date of the $4.6 million of outstanding principal indebtedness together with accrued interest thereunder, the Fabrikant debt may be required to be repaid prior to March 31, 2009. Of the remaining $2.2 million of Non-Participating Supplier trade debt owed to parties who did not agree to extend until March 31, 2009, other than the purchaser of note and trade debt from the Fabrikant entities, approximately $2.0 million was paid to Non-Participating Suppliers on or about September 30, 2007, representing payment in full of all trade debt obligations to Non-Participating Suppliers that executed the ATVEA, excluding the Fabrikant debt. An amount of approximately $0.1 million in outstanding trade debt is still owed to Non-Participating Suppliers who

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

did not execute the term sheets or the ATVEA, excluding the Fabrikant debt, and such amounts will be paid in the ordinary course.

Upon the conclusion of the various discussions related to trade debt for which the payment date was not extended until March 31, 2009, the Company will pay an additional amount of approximately $0.5 million in accordance with the terms of each NEA. Subject to notice and opportunity to cure, we may be required to pay the approximately $15.6 million principal amount of trade debt that was extended pursuant to the NEAs to March 31, 2009 in the event that we default on an obligation under the NEA.

The interest expense under the Vendor Trade Notes for fiscal year 2007 and 2006 was $1.3 million and $1.3 million, respectively, reflecting an interest rate of 6.0% for each year.

As of January 31, 2007, the trade notes payable are classified as current liabilities as they were due within the next year. As of February 2, 2008, $15.6 million and was classified as non-current liabilities as the maturity date on notes was renegotiated to March 31, 2009 while the remaining balance of $4.7 million currently due was classified as current liabilities. Vendor note interest currently due of $0.6 million is included in accrued expenses and interest of $1.9 million related to trade notes maturing at March 31, 2009 is included in other long-term liabilities.

Accrued Expenses and Other Long-Term Liabilities

As of February 2, 2008 and January 31, 2007, accrued expenses included:

(in thousands)	February 2, 2008	January 31, 2007
Interest	$764	$1,975
Legal and professional fees	1,877	1,976
Taxes	2,869	3,361
Estimated losses on self insurance	732	1,229
Sales returns & allowances	670	712
Lease costs	129	287
Other	2,259	2,782

Total	$9,300	$12,322

As of February 2, 2008 and January 31, 2007, other long-term liabilities included:

(in thousands)	February 2, 2008	January 31, 2007
Deferred contract proceeds	$933	$1,333
Interest—vendor trade notes	1,911	—
Lease costs	4,355	3,127

Total	$7,199	$4,460

Included in other long-term liabilities at February 2, 2008 and January 31, 2007 are deferred minimum rent and rent abatement costs. In accordance with FASB Interpretation No. 21, “Accounting for Leases in a Business Combination,” the Company, as of the 2006 Merger date, is amortizing the remaining scheduled lease commitments over the remaining lease periods on a straight-line basis, beginning with the date of acquisition.

13. Financing arrangements

Revolver Loan

In 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement to provide for a total facility of up to $125.0 million through July 28, 2007. On October 3, 2005, the Company entered into a Waiver, Consent and Fourth Amendment (the “Fourth Amendment”) to the Second Amended and Restated Revolving Credit and Gold

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consignment Agreement (the “Senior Credit Agreement”) by and among the Company, LaSalle Bank National Association (“LaSalle”), as administrative agent and collateral agent for the banks party thereto (“Banks”), the Banks, Bank of America, N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent.

Effective February 20, 2007, the Company entered into a Third Amended and Restated Credit Agreement (the “Senior Credit Agreement”) by and among the Company, LaSalle, as administrative agent and collateral agent for the banks party thereto (“Banks”), the Banks, Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents, to provide for a total facility of up to $125.0 million through February 20, 2011.

On May 21, 2007, the Company entered into the First Amendment and Restated Credit Agreement related to the Third Amended and Restated Credit Agreement in conjunction with the a Senior Term Loan Agreement discussed below under “Term Loans”.

On January 18, 2008, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement, dated as of February 20, 2007, by and among the Company, LaSalle Bank National Association, or LaSalle as administrative and collateral agent for the banks party thereto (the "Banks"), the Banks, Bank of America N.A. and Wells Fargo Retail Finance, LLC, as managing agents, which governs the Company’s revolving credit facility. Pursuant to this Second Amendment, the lenders consent to the new term loan financing described above. Additionally, this Second Amendment increases the applicable margin for each of Tranche A and Tranche A-1 by 25 basis points and increases the required minimum excess availability from $5.0 million to 10% of the all-in borrowing base.

On January 18, 2008, the Company entered into a Guaranty Agreement for the benefit LaSalle Bank National Association, as agent under the Third Amended and Restated Credit Agreement, to fully and unconditionally guarantee the obligations of its subsidiary Whitehall Jewelers, Inc. in connection with the revolving credit facility. Additionally, on January 18, 2008, the Company entered into a Guaranty Agreement for the benefit of PWJ Lending II LLC, as agent under the Term Loan Credit Agreement, to fully and unconditionally guarantee the obligations of its subsidiary Whitehall Jewelers, Inc. in connection with the new term loan.

Under the Senior Credit Agreement, the Banks provide a revolving line of credit of up to $125.0 million, including a Tranche A commitment of $115.0 million and a Tranche A-1 commitment of $10.0 million, each having a maturity date of February 20, 2011. The revolving line of credit is limited by a borrowing base computed based primarily on the value of the Company’s inventory and accounts receivables. Availability under the revolver is based on amounts outstanding there-under. The Senior Credit Agreement provides for a minimum required availability covenant of 10% of the all-in borrowing base. The Senior Credit Agreement remains secured by substantially all of the assets of the Company. The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. The Senior Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. Commitment fees related to the unused lines of credit were $0.2 million in fiscal year 2007.

Borrowings under the Tranche A commitment bear interest at the option of the Company (i) at the LIBOR rate (4.4% and 5.4% as of February 2, 2008 and January 31, 2007) plus 175 to 350 basis points, dependent on the level of additional debt or equity raised by the Company, or (ii) at the higher of (a) LaSalle Bank’s prime rate (6.0% and 8.25% as of February 2, 2008 and January 31, 2007) and (b) the federal funds effective rate (3.0% and 5.25% as of February 2, 2008 and January 31, 2007) plus 50 basis points (such higher rate, the “Base Rate”) plus 25 to 150 basis points, dependent on the level of additional debt or equity raised by us.. The Company may prepay without penalty and re-borrow under the Revolving Facility. Interest is payable monthly for LIBOR and prime borrowings.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid. The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default.

The carrying amount of the Company’s borrowings under the Senior Credit Agreement approximates fair value based on current market rates.

As of February 2, 2008, the Company had $58.4 million, $83.9 million and $64.9 million of outstanding borrowings under the revolving loan facility as of February 2, 2008, January 31, 2007 and January 31, 2006, respectively. The average revolver balance was $82.0 million, $70.2 million, $42.8 million, and $87.7 million during fiscal year 2007, the period June 9, 2006 to January 31, 2007, February 1, 2006 to June 8, 2006, and fiscal year 2005. The interest expense under the revolving credit facility $6.2 million, $4.8 million, $1.9 million and $6.9 million for fiscal year 2007, the period June 9, 2006 to January 31, 2007, the period February 1, 2006 to June 8, 2006 and fiscal year 2005, respectively.

Bridge Term Loan with Related Party

On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the “Bridge Loan Agreement”) with PWJ Lending LLC (“PWJ Lending”), an investment fund managed by Prentice, and Holtzman, and PWJ Lending as administrative agent and collateral agent for the Lenders. Under the Bridge Loan Agreement, the Lenders provided a term loan (the “Bridge Loan”) to the Company in the aggregate principal amount of $30,000,000, which bore interest at a fixed rate of 18% per annum, payable monthly. The proceeds of the Bridge Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that was disbursed into a third party escrow account established for the benefit of certain of the Company’s trade vendors and to pay fees and expenses associated with the transaction. The Company’s obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company’s assets, which ranks junior in priority to the liens securing the Company’s obligations under the Senior Credit Agreement. The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company’s Senior Credit Agreement (as amended by the Fourth Amendment). In connection with the Bridge Loan Agreement, the Company incurred $0.8 million in financing costs, which have been deferred on the Company’s balance sheet and were amortized in full over the term of the original three-month life of the Bridge Loan and included in interest expense.

Pursuant to an Amended and Restated Term Loan Credit Agreement dated as of February 1, 2006 (the “Amended and Restated Term Loan Agreement”), the January 31, 2006 maturity of the Bridge Loan was extended for three years, subject to customary conditions, in connection with the 2006 Merger Agreement (as described in Note 2), and the Lenders made an additional $20.0 million loan to the Company effective February 2, 2006. In addition, as of February 2, 2006, the Bridge Loan bears interest at a fixed rate of 12% per annum, payable at maturity. As a result of the three- year term extension, the Company reclassified the $30.0 million Bridge Loan from a current liability to a non-current liability in its balance sheet at January 31, 2006.

In connection with the Bridge Loan Agreement, the Company issued 7-year warrants (the “Bridge Loan Warrants”), which were immediately exercisable, with an exercise price of $0.75 per Common Share to the Lenders to purchase 2,792,462 Common Shares (approximately 19.99% of the number of Common Shares outstanding at the time of issue). The Bridge Loan Warrants were accounted for in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Based on a valuation using the Black-Scholes model, the fair value ascribed to these Bridge Loan Warrants, at the date of issuance, was determined to be $0.80 per Common Share for a

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total value of approximately $2.2 million. In October, November and December 2005, the value assigned to the Bridge Loan Warrants constituted a discount to the Bridge Loan and was accreted over the original three-month life of the Bridge Loan as non-cash interest expense. On December 5 and 6, 2005, Holtzman and Prentice exercised the Bridge Loan Warrants to purchase 2,792,462 Common Shares at $0.75 per share. The Company received proceeds from the respective exercises in the aggregate of approximately $2.1 million and issued the Common Shares to Holtzman and Prentice.

Concurrent with the 2007 Equity Transactions, the $50.0 million borrowed under the Bridge Loan together with $9.0 million in accrued interest, along with $7.5 million in term loans and $0.1 million in interest were converted to equity.

Term Loans

On February 20, 2007, the Company entered into a Second Amended and Restated Term Loan Credit Agreement (the “Term Loan”) with PWJ Lending. Under the Term Loan, the lenders agreed to make additional term loans to the Company in the aggregate principal amount of $25.0 million, for among other things, general corporate and working capital purposes. In addition, as of February 20, 2007, the Term Loan bears interest at a fixed rate of 12% per annum, payable at maturity. The maturity date of the Term Loan was February 1, 2009. As of April 6, 2007, the Company borrowed an additional $25.0 million under the Term Loan agreement. Under the Senior Credit Agreement, the Company was required to receive an additional $10.0 million in equity proceeds or additional term loan borrowings prior to May 31, 2007 or the Company would have been in default under the agreement.

Effective May 21, 2007 the Company entered into a Senior Term Loan Agreement by and among the Company, LaSalle, as administrative agent and collateral agent for the banks party thereto (“Banks”), the Banks, and Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents for a total facility up to $35.0 million with a maturity date of November 19, 2007. The initial Senior Term Loan advance amount of $25.0 million was utilized to repay the additional $25.0 million borrowed under the Second Amended and Restated Term Loan Agreement. An additional $10.0 million was drawn and utilized to repay amounts owed under the Third Amended and Restated Credit Agreement.

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

On January 18, 2008, Whitehall Jewelers, Inc., entered into a Term Loan Credit Agreement with PWJ Lending II LLC, as Administrative Agent and Collateral Agent, and the lending

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institutions from time to time party thereto (the "Term Loan Lenders"). Whitehall Jewelers, Inc. is currently borrowing $25.0 million under the Term Loan Credit Agreement. It has the option to borrow up to an additional $10.0 million under the Term Loan Credit Agreement in the event that availability under the Senior Credit Agreement is less than $5.0 million.

Borrowings under the Term Loan Credit Agreement will bear interest at 15% per year. The Term Loan Credit Agreement contains affirmative and negative covenants and representations and warranties that are ordinary and customary for similar term loans. The maturity date for the principal borrowed under the Term Loan Credit Agreement shall be the earlier to occur of the following: (1) one day after the "Maturity Date" under (and as defined in) the Third Amended and Restated Credit Agreement, as amended, and (2) the date on which the maturity is accelerated upon an event of default. The terms of the Term Loan Credit Agreement permit repayment of all or a portion of the loan prior to maturity upon five days notice without any prepayment penalty. Any amounts outstanding under the Term Loan Credit Agreement may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (1) nonpayment of obligations due under the Term Loan Credit Agreement, (2) failure to perform any covenant or agreement contained in the Term Loan Credit Agreement, (3) material misrepresentations, (4) failure to pay, or certain other defaults under, other material indebtedness including, without limitation, under the revolving credit facility, (5) certain bankruptcy or insolvency events, (6) a change of control, (7) material outstanding adverse judgments, (8) material uninsured losses; (9) indictments of the borrower or guarantor in a material forfeiture action, (10) revocation or cancellation of security interests; and (11) customary ERISA defaults.

Prentice Capital Management, LP is entitled to a fee equal to three percent of the borrowed funds under the Term Loan Credit Agreement for arranging and structuring the term loan. The fees are being deferred and amortized over the remaining loan period in interest expense. PWJ Lending II LLC is an affiliate of Prentice Capital Management, LP, which is the manager of PWJ Funding, LLC and PWJ Lending LLC. As such, Prentice Capital may be deemed to have voting control and investment discretion over securities owned by PWJ Funding, LLC and PWJ Lending LLC, which beneficially own a total of 29,509,399 shares, which represents more than a majority of the Company’s outstanding shares of common stock. Currently, one of the Company’s four directors is an employee of Prentice Capital. Interest expense under the Term Loan Credit Agreement was $0.2 million in fiscal year 2007, reflecting an average interest rate of 15%.

As of February 2, 2008, the carrying amount of the Company’s borrowings under the Term Loan approximated fair value based on current market rates.

Weighted average interest rates on the revolver loan, Bridge term loan, term loan and vendor notes were as follows:

(in thousands)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Revolver loan—banks	7.6%	9.4%	12.3%	8.1%
Bridge term loan—related party	12.0%	12.0%	12.0%	18.0%
Term loan—related party	15.0%	—	—	—
Term loan—banks	6.6%	—	—	—
Vendor notes	6.0%	6.0%	6.0%	6.0%

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of debt at February 2, 2008, are as follows:

(in thousands)
2008	$4,691
2009	15,603
2010	—
2011	83,391
2012	—
Thereafter	—

Total	$103,685

Total interest expense for the Company was $13.5 million, $11.0 million, $5.2 million, and $12.5 million for fiscal year 2007, the periods June 9, 2006 to January 31, 2007, February 1, 2006 to June 8, 2006, and for the fiscal year 2005, respectively. Financing costs incurred to obtain long-term financing are deferred and amortized as interest expense over the terms of the respective debt agreements.

As of February 2, 2008 and January 31, 2007, the Company maintained standby letters of credit in the aggregate amounts of $5.9 million and $6.5 million, respectively, issued to various third parties as beneficiaries pursuant to contracts entered into in the normal course of business. Such standby letters of credit are secured by the Company’s Senior Credit Agreement and reduce the calculated revolver availability pursuant to the Senior Credit Agreement.

As of February 2, 2008, the Company had net borrowing availability of $14.3 million on its revolving credit facility and $10.0 million on its term loan agreement. Other than with respect to any non-compliance arising from our non-payment of certain vendor trade debt, with respect to which we are in negotiations, the Company is currently in compliance with all debt covenants. For a description of such vendor trade debt see Note 12 above.

14. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and tax reporting carryforwards that give rise to a significant portion of the deferred tax asset and deferred tax liability and their approximate tax effects are as follows:

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	February 2, 2008		January 31, 2007
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Merchandise inventories	$2,030	$772	$2,940	$1,120
Accrued rent	7,108	2,701	4,619	1,760
Accounts receivable	260	99	1,015	387
Goodwill	13,773	5,234	3,491	1,330
Sales returns	670	254	712	271
Vacation pay	913	347	1,067	407
Deferred discount	933	355	1,333	508
Litigation reserve	250	95	—	—
Workers Compensation reserve	732	278	1,229	468
Store closing payables	230	88	201	77
Deferred Compensation	697	265	2,521	960
State and local government fees	1,205	458	1,168	445
Stock Options	647	246	—	—
Property and equipment, net	7,914	3,007	—	—
Other	213	81	186	70
Sec. 382 Depreciation Limitation	—	—	2,104	802
Net operating loss carryforward	174,252	66,215	116,370	44,337
AMT credit carryforward	891	339	795	303

Total deferred tax asset	212,718	80,834	139,751	53,245

Property and equipment, net	—	—	5,953	2,268
Other	—	—	—	—

Total deferred tax liability	—	—	5,953	2,268
Net Deferred tax assets	212,718	80,834	133,798	50,977

Valuation allowance	212,718	80,834	133,798	50,977

Net deferred taxes	$—	$—	$—	$—

The net current and non-current components of deferred income taxes recognized in the balance sheet were $0 at February 2, 2008 and January 31, 2007.

The Company did not record an income tax benefit associated with the pre-tax losses for the fiscal years ending February 2, 2008 and January 31, 2007. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

At February 2, 2008, the Company had federal net operating loss carryforwards of $170.7 million. The federal net operating losses will expire in tax years 2024 to 2028. At February 2, 2008, the Company had a state net operating loss carryforwards of $172.2 million. The state net operating losses will expire in tax years 2008 to 2028. Due to an ownership change, the annual utilization of both federal and state net operating loss will be limited as defined in IRC section 382.

During the second quarter of fiscal 2005, and thereafter, the Company recorded a valuation allowance against all of its deferred tax assets and net operating loss carryforwards. In recording the valuation allowance, management concluded it was more likely than not that all of the deferred tax assets and net operating loss carryforwards would not be realized. This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income. As of February 2, 2008, January 31, 2007, June 9, 2006 and January 31, 2006, the Company has recorded federal valuation allowances of $72.7 million, $44.8 million, $35.6 million and $32.5 million, respectively. As of February 2, 2008, January 31, 2007, June 9, 2006 and January 31, 2006,

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has recorded state valuation allowances of $8.2 million, $6.2 million, $5.0 million and $3.7 million, respectively.

The income tax expense (benefit) consists of the following:

(in thousands)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Current benefit	$(17,737)	$(7,567)	$(12,027)	$(16,519)
Deferred tax expense	17,825	7,735	12,027	18,994

Total income tax (benefit) expense	$88	$168	$—	$2,475

Income tax (benefit) from discontinued operations	—	—	—	$—

Income tax (benefit) expense from continuing operations	$88	$168	$—	$2,475

The provision for income taxes on pretax loss from continuing operations differs from the statutory tax expense computed by applying the federal corporate tax rate of 34% for all periods presented below.

(in thousands)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Taxes expense (benefit) computed at statutory rate	$(25,170)	$(9,738)	$(5,735)	$(13,813)
State tax expense (benefit), net of federal benefit	(2,645)	(849)	(515)	(3,712)
Valuation allowance	27,631	10,417	4,427	17,774
Other	272	338	1,823	2,226

Total income tax expense (benefit) from continuing operations	$88	$168	$—	$2,475

Other includes amounts recorded for federal and certain state tax reserves and permanent tax differences.

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

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s current practice to recognize interest and/or penalties related to income tax matters in selling, general and administrative expense. Accrued interest and penalties at February 2, 2008 and February 1, 2007 were $0.2 million and $0.2 million, respectively. The accrued interest and penalties are included in “Other tax liabilities” aggregating $0.6 million at February 2, 2007 and $0.4 million at January 31, 2007. It is reasonably possible that the Company will enter into a state settlement within 12 months and an estimate of the range of the settlement is fairly certain. The Company has recorded an accrual to cover certain currently unresolved tax issues. Such contingent liabilities relate to additional taxes and interest the Company may be required to pay. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s U.S. federal income tax returns for the year ended January 31, 2005 and subsequent years remain subject to examination by tax authorities. The Company’s state income tax returns for the year ended January 31, 2004 and subsequent years remain subject to examination by tax authorities. The Company expects to resolve any income tax issues within the amounts paid and/or an adjustment to the NOL carryforward.

Income tax expense amounted to $0.1 million and $0.2 million for the twelve months ended February 2, 2008 and January 31, 2007, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to valuation allowances on net operating losses. Provisions for interest amounted to $0.1 million and $0 for the twelve months ended February 2, 2008 and January 31, 2007, respectively.

15. Common stock

Following are the number of shares issued for each of the Company’s classes of common stock:

Predecessor	Common Stock (par value $0.001)	Class B Common Stock (par value $1.00)	Treasury Stock
Balance at February 1, 2005	18,058,902	142	(4,108,703)
Exercise of Warrants	—	—	2,792,462
Exercise of Options/Restricted Shares	—	—	15,728
Issuance of Stock	—	—	4,826

Balance at January 31, 2006	18,058,902	142	(1,295,687)

Cancellation of Stock at June 8, 2006	(18,058,902)	(142)	1,295,687

Successor	Common Stock (par value $0.01)
Issuance of Stock	10

Balance at June 9, 2006 and January 31, 2007	10

Whitehall stock conversion	24,853,800
Existing BTHC shareholders	479,438
Issuance of new shares	14,619,883

Balance at February 2, 2008	39,953,121

Each Class B Share was exchangeable into Common Shares on an approximate 35.4 for 1 basis. Each Common Share was entitled to one vote, and each Class B Share was entitled to approximately 35.4 votes on each matter submitted to stockholders for vote.

As of January 31, 2007 and June 9, 2006, the Successor Company had 10 authorized Common Shares and 10 outstanding Common Shares with a par value of $0.01 per share which were issued in connection with the 2006 Merger. When WJ Acquisition Corp. merged into Whitehall with Whitehall surviving, the 10 shares of WJ Acquisition Corp. owned by WJ Holding Corp. were converted into 10 shares Common Shares of Whitehall. Each Common Share is entitled to one vote.

As a result of the 2007 Merger and 2007 Equity Transactions described in Note 3 above, Whitehall’s 100,000 shares outstanding just prior to the 2007 Merger were recapitalized into 24,853,800 million shares of the Registrant’s common stock. The recapitalization of Whitehall shares is presented retrospectively as if it occurred at the beginning of each reporting period presented along with the 479,438 shares owned by existing BTHC shareholders at the date of the 2007 Merger. Also in conjunction with the 2007 Equity Transactions, the Registrant issued 14,619,883 additional shares on July 27, 2007. As of February 2, 2008, the Company had 100,000,000 shares authorized and 39,953,121 shares issued and outstanding.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Loss per share

Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of Common Stock outstanding for the reporting period. Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants determined using the treasury stock method. The Company had 3,602,129 stock options and 7,309,943 stock warrants outstanding at February 2, 2008. During all period presented the Company incurred net losses. A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the stock options and warrants are not included in the diluted loss per share calculation as their effect would be antidilutive.

As a result of the 2007 Merger and 2007 Equity Transactions described in Note 3 above, Whitehall’s 100,000 shares outstanding just prior to the 2007 Merger were recapitalized into 24,853,800 million shares of the Registrant’s common stock. The recapitalization of Whitehall shares is presented retrospectively as if it occurred at the beginning of each reporting period presented along with the 479,438 shares owned by existing BTHC shareholders at the date of the 2007 Merger. Also in conjunction with the 2007 Equity Transactions, the Registrant issued 14,619,883 additional shares on July 27, 2007, which were included in the weighted average number of shares calculated for fiscal year 2007. For prior periods, loss per share have been restated to reflect the recapitalization of the Company resulting from the 2007 Merger and Equity Transactions

The following table reconciles the numerators and denominators of the basic loss per share computations. Stock options have been excluded due to their anti-dilutive effect:

(in thousands, except share and per share amounts)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
	Basic	Basic	Basic	Basic
Loss per share numerator:
Net loss from continuing operations	$(74,117)	$(28,809)	$(16,869)	$(43,102)
Loss per share denominator:
Average common shares outstanding:	32,902	25,333	25,333	25,333
Effect of dilutive securities:
Stock options	—	—	—	—

Total shares	32,902	25,333	25,333	25,333

Loss per share from continuing operations	$(2.25)	$(1.14)	$(0.67)	$(1.70)

17. Employee benefit plans

The Company previously established an Employee Stock Purchase Plan (“ESPP”) for the benefit of substantially all employees. The Company terminated the ESPP in October 2005.

The Company established a 401(k) Plan for the benefit of substantially all employees, the assets of which are not commingled with Company funds. Employees become eligible to participate in the 401(k) Plan after one year of service, which is defined as at least one year of employment and 1,000 hours worked in that year. The Company may make discretionary contributions to the 401(k) Plan. Beginning in October 2005, the Company began partially matching employee contributions.

The Company established an Employee Stock Ownership Plan (the “ESOP”), which is a noncontributory plan established to acquire shares of the Company’s Class B Shares for the benefit of all employees. In conjunction with completion of the Company’s initial public offering and recapitalization of its financing arrangements, the Company restructured the ESOP. All remaining

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares have been released to participants. As long as the stock was publicly traded the Company was not required to repurchase shares from ESOP participants.

On September 8, 2005, the trustee of the ESOP concluded that it was no longer in the best interest of participants to continue to invest ESOP assets in Common Shares. On September 9, 2005, the trustee sold, on the NYSE, all 347,206 Common Shares owned by the ESOP, at an average price of $1.0734 per share. The ESOP received proceeds, net of commissions, of $365,747 from such sale. All funds received from the sale of Common Shares are being held in participant’s accounts and have been invested in a money market fund that invests in United States government securities.

Because the ESOP is no longer invested primarily in employer securities, it no longer meets the requirements for an employee stock ownership plan. Effective February 1, 2007, the Company, as ESOP Sponsor, terminated the plan and is in the process of distributing the accounts of all plan participants in accordance with the amended plan document.

18. Stock-Based and Other Incentive Compensation

The Company continues to apply SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which requires companies to expense the value of employee stock options and similar awards.

Under the 1996 Plan, the Company could grant incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), bonus stock awards, restricted stock awards, and performance shares. No compensatory options were granted under the 1996 Plan during fiscal 2006 and 2005. As a result of the Offer for the Company’s Common Shares and related transactions as described in Note 2 and above under “Stock Based Compensation,” all outstanding stock options under the 1996 Plan were canceled as of March 15, 2006 without payment from the Company. The Board of Directors of the Company has terminated the 1996 Plan in connection with the 2006 Merger described in Note 2.

The Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) provided that the Company may grant ISOs or nonqualified stock options, SARs, bonus stock awards, restricted stock and performance shares. No compensatory options were granted under the 1997 Plan during fiscal 2006 and fiscal 2005.

As a result of the Offer for the Company’s Common Shares and related transactions as described in Note 2 and Note 4 above under “Stock Based Compensation,” all outstanding stock options under the 1997 Plan were canceled as of March 15, 2006 without payment from the Company. Grants of restricted stock, which generally were subject to a restriction from the date of grant before vesting and receiving the shares without restriction, were awarded to certain officers and key employees under the 1997 Plan. As a result of the Offer and related transactions described in Note 2, a change in control of the Company occurred for purposes of the 1997 Plan. The 1997 Plan provided that, upon certain changes in ownership or control of the Company, outstanding restricted stock awards would automatically become vested. Accordingly, the Company accelerated the amortization of the deferred compensation expense and recorded a liability of approximately $70,000 based upon the number of unrestricted shares outstanding as of January 31, 2006 multiplied by the Offer price of $1.60 per share. Amounts were paid out in fiscal 2006.

During fiscal year 2005, restrictions on 15,727 shares of restricted stock previously granted to officers and employees lapsed based on service requirements and all remaining 44,352 shares lapsed due to the change in control. Deferred compensation expense was $1.2 million, $0, and $0.2 million in fiscal year 2007, 2006 and 2005, respectively. During fiscal year 2005, 22,276 shares of restricted stock were granted with a weighted average fair value of $4.35 per share.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity was as follows:

Predecessor	Shares	Weighted- Average Exercise Price	Options Exercisable
Balance at February 1, 2005	2,695,419	$11.87	2,545,752
Options granted	680,235	3.76
Options exercised	—	—
Options canceled	(1,143,246)	13.67

Balance at January 31, 2006	2,232,408	8.64	1,845,943
Options granted	—	—
Options exercised	—	—
Options canceled	(2,232,408)	8.64

Successor
Balance at June 8, 2006 and January 31, 2007	—	—	—

The weighted-average fair value of 680,235 and 9,110 options granted was $3.76 and $9.41 for the years ended January 31, 2006 and 2005, respectively.

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

On July 20, 2007, Whitehall granted options to purchase 9,847 shares of Whitehall Common Stock to five executives with a weighted average fair value of $277.39 at the date of grant. These options all had an exercise price of $850 and were accounted for under Statement No. 123(R). The Company recognized $1.2 million in compensation expense in fiscal year 2007 related to these options. Following the closing of the 2007 Merger, pursuant to the terms of the 2007 Plan, these options were converted to options to purchase 2,447,129 shares of the merged Company’s Common Stock at a price of $3.42 per share which was the same as the market price of the Company’s stock at the date of grant.

During the third quarter of fiscal year 2007, Whitehall granted options to purchase 1,155,000 shares of Whitehall Common Stock to 14 employees with a weighted average fair value of $1.4 million at the date of grant. These options all had an exercise price of $3.50 and were accounted for under Statement No. 123(R). Additional information regarding the Company’s options is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at February 1, 2007	—	$—	—
Granted	3,602	3.45	5.0
Forfeited and expired	—	—	—
Exercised	—	—	—

Balance at February 2, 2008	3,602	$3.45	4.5	$—

Options exercisable at February 2, 2008	961	$3.42	4.5	$—

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Non-vested options at February 2, 2008	2,641	$1.16	$3.45

Vested options at February 2, 2008	961	$1.10	$3.42

For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model. The following weighted-average assumptions were used to calculate the fair value of grants made during the fiscal year 2007:

Fiscal Year 2007
Expected volatility	40.0%
Expected dividend yield	—%
Expected risk-free interest rate	4.7%
Expected forfeiture/turnover rate	—
Expected term of options	3.2 years
Maximum contractual term	5 years
Weighted average grant date fair value of options granted	$1.15

Under SFAS No. 123(R), stock-based compensation expense was $1.2 million for fiscal year 2007. As of February 2, 2007, the Company’s unrecognized pre-tax and after-tax compensation cost for stock-based employee compensation under SFAS No. 123(R) was approximately $3.0 million related to unvested stock options granted which is expected to be recognized over the weighted average vesting period of approximately three to four years. Currently, any shares issued as a result of stock option exercise would be new shares.

The Company has one active equity incentive plan with 125,941 shares available for grant at February 2, 2008.

In the second quarter of fiscal 2007, the Company entered into Bonus Award Agreements with each of Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter. Under these agreements, Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter are eligible to receive maximum bonuses equal to $300,000, $175,000, $100,000 and $25,000, respectively. Subject to the terms of each agreement, Mr. Dayoob, Mr. Don, Mr. Funasaki and Mr. Nachwalter will receive 83%, 52%, 52% and 88% respectively, of their total bonus amount on the next regular payroll date following December 31, 2008. Thereafter, Mr. Dayoob and Mr. Nachwalter will receive an amount equal to 1/36th and Mr. Don and Mr. Funasaki will receive an amount equal to 1/48th of their total bonus amount on a monthly basis until such time as he has received a gross amount equal to his total bonus amount. The Company expensed $0.3 million in fiscal year 2007 related to the Bonus Award Agreements based on the vesting schedule.

19. Commitments and Contingencies

Lease Obligations

The Company leases the premises for its office facilities and all of its retail stores, and certain office and computer equipment generally under noncancelable agreements for periods ranging from two to 13 years. Most leases require the payment of taxes, insurance and maintenance costs. These costs are expensed in the period incurred. Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These contingent rentals based on sales range from 4% to 10% of sales, with the vast majority at 6% of sales above certain sales thresholds. During fiscal year 2006, the Company leased new office space and moved its corporate headquarters to a new location in Chicago. The new lease agreement included base rents, rent abatements and

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease incentives, which are being expensed on a straight-line basis over the effective term of the lease.

Future minimum rentals under noncancelable operating leases as of February 2, 2008 are as follows:

Fiscal Year (in thousands)	Amount
2008	$26,496
2009	22,453
2010	18,775
2011	13,709
2012	11,424
Thereafter	29,554

Total future minimum rent obligations	$122,411

In accordance with FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company as of January 31, 2006, recorded a charge of $3.7 million for estimated lease termination costs associated with the planned store closures, all of which is classified as discontinued operations. This charge represented management’s estimate of such lease termination costs based on negotiations with the respective landlords. The liability on the balance sheet related to these charges at January 31, 2007 was $38,000. At February 2, 2008, the Company accrued $0.2 million related to lease termination costs associated with two stores closed in fiscal year 2007.

Total rental expense for all operating leases is as follows:

(in thousands)	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Rental expense:
Minimum	$28,931	$18,951	$9,841	$31,385
Rentals based on sales	163	131	257	576
Other	335	198	52	141

Total rental expense	$29,429	$19,280	$10,150	$32,102

The total rental expense included in discontinued operations is $0 for fiscal year 2007, $0.1 million for the period June 9, 2006 to January 31, 2007, $0 for the period February 1, 2006 to June 8, 2006, and $5.1 million for fiscal year 2005.

Other Matters and Commitments

In December 2005, the Company entered into an agreement with a vendor conditioned on certain future events to return $3.3 million of diamonds for credit at the Company’s full cost in exchange for a commitment to purchase approximately $6.0 million of existing consignment inventory and $1.0 million of new products. The total purchase commitment as of January 31, 2006 was $6.3 million. The Company amended the agreement and consummated the transaction in February 2006. There were no similar transactions in fiscal year 2006 or 2007.

The Company is involved from time to time in legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company’s results of operations or financial condition.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Related Party Transactions

During fiscal 2006, the Company accrued $500,000 in management fees due to Prentice Capital related to their management support throughout the year. During fiscal year 2007 these fees were forgiven and recorded as a capital contribution to additional paid in capital. During fiscal year 2006, the Company paid or accrued certain transaction costs related to the 2006 Merger and 2007 Merger and Equity Transactions totaling $3.0 million and $4.1 million, respectively. As further discussed in Notes 13, the Company entered into a Bridge Term Loan Credit Agreement (the “Bridge Loan Agreement”) with PWJ Lending, an investment fund managed by Prentice, and Holtzman, and PWJ Lending as administrative agent and collateral agent for the Lenders. The Company has borrowed $50.0 million on this Bridge Term Loan facility and has accrued interest of $6.1 million as of January 31, 2007. The Bridge term loan related interest was converted to equity in July 2007 as part of the 2007 merger and equity transactions. See Note 3 above for further discussion regarding the 2007 Merger and Equity Transactions. The Company also borrowed additional funds during fiscal year 2007 and 2008 under the term loans as further discussed in Notes 13 above and Note 23—Subsequent Events below.

21. Unaudited Quarterly Results

The Company’s results of operations fluctuate on a quarterly basis. The following table sets forth summary unaudited financial information of the Company for each quarter in fiscal 2007 and 2006. In the opinion of management, this quarterly information has been prepared on a basis consistent with the Company’s audited financial statements appearing elsewhere in this annual report, and reflects adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

(in thousands, except per share data)	Predecessor		Successor
	Quarter Ended April 30, 2006	May 1, 2006 to June 8, 2006	June 9, 2006 to July 31, 2006	Quarter Ended October 31, 2006	Quarter Ended January 31, 2007
Net sales	$59,859	$25,236	$30,008	$48,827	$102,307
Cost of sales	41,677	16,687	22,331	36,931	65,485
Gross profit	18,182	8,549	7,677	11,896	36,822
Selling, general and administrative expenses; professional fees and loss on disposal of property & equipment	26,425	11,992	13,207	29,559	31,313

Income (loss) from operations	(8,243)	(3,443)	(5,530)	(17,663)	5,509
Net income (loss) from continuing operations	(11,851)	(5,018)	(7,820)	(21,974)	985
Net income (loss) from discontinued operations	648	—	—	223	(89)

Net income (loss)	$(11,203)	$(5,018)	$(7,820)	$(21,751)	$896

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.44)	$(0.20)	$(0.31)	$(0.86)	$0.04

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	Successor—Fiscal Year 2007 Quarters Ended
	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net sales	$60,650	$52,536	$44,460	$85,267
Cost of sales	43,696	39,881	35,343	55,891

Gross profit	16,954	12,655	9,117	29,376
Selling, general and administrative expenses; professional fees, loss on disposal of property & equipment and impairment charges	26,924	26,018	23,580	52,146

Loss from operations	(9,970)	(13,363)	(14,463)	(22,770)
Net loss from continuing operations	(14,770)	(18,293)	(16,444)	(24,610)
Net loss from discontinued operations	—	—	—	—

Net loss	$(14,770)	$(18,293)	$(16,444)	$(24,610)

Basic and diluted loss per share:
Net loss	$(0.58)	$(0.69)	$(0.41)	$(0.62)

The Company recorded $13.8 million in non-cash impairment charges related to long-lived assets and $9.2 million related to goodwill in the fourth quarter of fiscal year 2007, as further discussed in Notes 9 and 10, respectively.

22. Sales by Merchandise Category

The following table sets forth the Company’s percentage of merchandise sales by category:

	Successor		Predecessor
	Fiscal Year 2007	June 9, 2006 to January 31, 2007	February 1, 2006 to June 8, 2006	Fiscal Year 2005
Diamonds	69.9%	71.1%	72.6%	70.3%
Gold	12.9	10.6	11.2	13.8
Precious, Semi-Precious	11.7	11.3	10.7	10.4
Watches	5.5	7.0	5.5	5.5

Total Sales	100.0%	100.0%	100.0%	100.0%

Along with the Company’s merchandise assortments, the Company provides jewelry repair services to its customers (sales from which represented 2.7%, 2.6%, 3.1%, and 2.5% of net sales for fiscal year 2007, the periods June 9, 2006 to January 31, 2007, February 1, 2006 to June 8, 2006, and fiscal year 2005, respectively) and jewelry service plans provided through a third party provider (sales from which represented 3.2%, 3.0%, 3.2%, and 3.1% of net sales for fiscal year 2007, the periods June 9, 2006 to January 31, 2007, February 1, 2006 to June 8, 2006 and fiscal year 2005, respectively. Jewelry repair services are provided through independent jewelers under contract.

23. Subsequent Events

Amendment and Borrowings Related to Our Term Loan Agreement

On March 4, 2008, WJI borrowed an additional $10.0 million from PWJ Lending, LLC, a related party under its term loan agreement described in Note 13. On April 30, 2008, WJI entered into an amendment to this loan agreement. Under this amendment, WJI has the ability to borrow up to an additional $15.0 million, or a total of $50.0 million. On May 1, 2008, the Company borrowed an additional $5.0 million bringing the aggregate principal amount outstanding under this loan agreement to $40.0 million. The obligations under this loan agreement are secured by a junior lien on all of our assets, including the assets WJI recently acquired pursuant to the Asset Purchase Agreement as described below. As of May 1, 2008, the Company had net borrowing availability under the term loan agreement of $10.0 million and under its revolving credit facility of $7.6 million.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of 78 Stores and Related Financing

On April 11, 2008, WJI acquired assets pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated April 11, 2008, with Friedman’s Inc. and Crescent Jewelers (collectively, the "Sellers"). The acquired assets relate to 78 of the Sellers’ retail locations. These assets were sold in connection with a bankruptcy proceeding concerning the Sellers in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Court entered an order approving this sale of assets on April 10, 2008. Whitehall currently expects to operate these 78 retail locations as either Whitehall or Lundstrom stores.

The assets that WJI acquired pursuant to the Asset Purchase Agreement include prepaid assets and deposits, inventory and other tangible property located in or related to the 78 retail locations that are the subject of the transaction, as well as any goodwill and other intangible assets associated exclusively or principally with the acquired assets, but do not include the respective stores’ accounts receivable or cash. The Sellers have represented that the cost value of the inventory (excluding any consignment goods) to be acquired by Whitehall is not less than $18.0 million and no more than $24.0 million.

Pursuant to the Asset Purchase Agreement, WJI is assuming all liabilities that arise after the closing under assumed contracts, which include real estate leases as well as all liabilities relating to ownership or use of the purchased assets by WJI or otherwise relating to WJI’s operation of the 78 stores. WJI is also assuming certain lease obligations that arose prior to the closing.

The cash purchase price for this acquisition pursuant to the Asset Purchase Agreement equals 63% of the aggregate cost value of the acquired inventory (excluding any consignment goods). The approximately $14.3 million aggregate purchase price for this acquisition is subject to adjustment after a physical inventory taking by a third party is completed post-closing. WJI is responsible for half of the fees and expenses related to this inventory taking. On April 11, 2008, the closing date, WJI paid 67% of the purchase price in cash (approximately $9.6 million). On the closing date WJI also delivered an irrevocable standby letter of credit for $4.8 million to the Sellers to secure its obligation to pay the remaining portion of the purchase price. Whitehall has agreed to pay the balance of the purchase price within two business days after completion and verification of the inventory taking. On the closing date, Whitehall also delivered an irrevocable standby letter of credit to the Sellers to secure its obligation to pay the remaining portion of the purchase price. WJI satisfied the balance of the purchase price for this acquisition on May 12, 2008 when Friedman’s drew $4.6 million on the letter of credit and cancelled the remaining $0.2 million letter of credit.

WJI expects to also acquire some of the consignment goods that were held for sale by the Sellers. The purchase price for these consignment goods will be separately agreed upon by WJI and the respective vendors.

Third Amendment to Revolving Credit Facility

As of April 11, 2008, Whitehall entered into a Third Amendment to the Third Amended and Restated Credit Agreement, dated as of February 20, 2007, by and among Whitehall, LaSalle Bank National Association, or LaSalle, as administrative and collateral agent for the banks party thereto (the “Banks”), the Banks, Bank of America, N.A. and Wells Fargo Retail Finance, LLC, as managing agents.

Pursuant to the Third Amendment, the lenders have consented to Whitehall’s acquisition of assets pursuant to the Asset Purchase Agreement. Additionally, the Third Amendment provides for an additional event of default under the credit agreement if Whitehall does not receive at least $5.0 million in additional net proceeds on or before May 2, 2008 under its existing Term Loan Credit Agreement upon terms that are reasonably satisfactory to LaSalle. The Company satisfied this requirement on May 1, 2008 when it borrowed an addition $5.0 million on its existing Term Loan Credit Agreement as discussed above.

WHITEHALL JEWELERS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Whitehall may, at the time loans are made under the revolving credit facility, elect for such loans to bear interest at a rate equal to a base rate plus an applicable margin or LIBOR plus an applicable margin. The Third Amendment increases each applicable margin by 100 basis points, so that:

•	the Tranche A LIBOR Margin is increased to 2.75%;

•	the Tranche A Base Rate Margin is increased to 1.25%;

•	the Tranche A-1 LIBOR Margin is increased to 4.50%; and

•	the Tranche A-1 Base Rate Margin is increased to 2.50%.

Management and Board of Directors Changes

Edward Dayoob retired from his position as our Chief Executive Officer on April 30, 2008. We appointed Michael Don to serve as our new Chief Executive Officer. Mr. Don will continue to serve as our President and Chief Operating Officer as well. Mr. Dayoob will continue in his position as Chairman of our Board of Directors, and will advise us on merchandising and operational matters as a consultant.

On April 1, 2008, Daniel Platt was appointed to Whitehall’s Board of Directors and Charles Phillips resigned. Effective May 8, 2008, Jonathan Duskin resigned as a Director of the Company.

WHITEHALL JEWELERS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For fiscal year ended February 2, 2008, periods from February 1, 2006 to June 8, 2006 and
June 9, 2006 to January 31, 2007 and fiscal year ended January 31, 2006
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended January 31, 2006—Predecessor
Allowance for doubtful accounts	$395	$408	$427	$376

Inventory allowance	4,257	27,005	11,352	19,910

Deferred tax valuation allowance	1,368	34,787	22	36,133

Self insurance allowance	1,151	1,565	1,339	1,377

Period February 1, 2006 to June 8, 2006—Predecessor
Allowance for doubtful accounts	$376	$142	$112	$406

Inventory allowance	19,910	1,504	15,811	5,603

Deferred tax valuation allowance	36,133	4,426	—	40,559

Self insurance allowance	1,377	333	344	1,366

Period June 9, 2006 to January 31, 2007—Successor
Allowance for doubtful accounts	$406	$206	$188	$424

Inventory allowance	5,603	2,041	3,341	4,303

Deferred tax valuation allowance	40,559	10,418	—	50,977

Self insurance allowance	1,366	290	427	1,229

Year ended February 2, 2008—Successor
Allowance for doubtful accounts	$424	$19	$273	$170

Inventory allowance	4,303	3,789	5,299	2,793

Deferred tax valuation allowance	50,977	29,857	—	80,834

Self insurance allowance	1,229	55	552	732

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in a Current Report on Form 8-K filed by Whitehall with the SEC on March 31, 2006, and subsequently amended on April 21, 2006, PricewaterhouseCoopers LLP, or PWC, the independent registered public accounting firm for Whitehall, informed Whitehall and the Audit Committee of Whitehall’s Board of Directors on March 27, 2006 that it was resigning upon the completion of PWC’s audit procedures regarding the financial statements of Whitehall as of and for the fiscal year ended January 31, 2006 and the Annual Report on Form 10-K, or the Whitehall Form 10-K, in which such financial statements were included. The Whitehall Form 10-K was filed with the SEC on April 17, 2006 and on that date PWC’s tenure as the independent registered public accounting firm for Whitehall ended.

PWC’s reports on Whitehall’s financial statements as of and for the fiscal years ended January 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report on Whitehall’s financial statements as of and for the fiscal year ended January 31, 2005, as issued on November 10, 2005 in connection with the Whitehall’s proxy statement relating to a special meeting of stockholders, and the report on Whitehall’s financial statements as of and for the fiscal year ended January 31, 2006 included in the Whitehall Form 10-K contained an explanatory paragraph that expressed substantial doubt about Whitehall’s ability to continue as a going concern, or the Whitehall Going Concern Paragraph.

During Whitehall’s fiscal years ended January 31, 2006 and 2005, and through April 17, 2006, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make reference thereto in its report on Whitehall’s financial statements for such years.

None of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s fiscal years ended January 31, 2006 or 2005 and through April 17, 2006.

Whitehall provided PWC with a copy of the disclosures contained herein. PWC’s responses are attached as Exhibit 16 to the Form 8-K dated March 31, 2006 and the subsequent amendment on April 21, 2006.

The Company disclosed the Whitehall Going Concern Paragraph to our successor accountant, Grant Thornton LLP, and authorized PWC to respond fully to Grant Thornton LLP regarding this and other matters.

The Company had historically retained S. W. Hatfield, CPA as its principal accountant. There were no disagreements between the Company and S. W. Hatfield, CPA whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused S. W. Hatfield, CPA to make reference to the subject matter of the disagreement in connection with its reports.

In connection with the closing of the Merger, on July 27, 2007, the Company dismissed S. W. Hatfield, CPA as its principal accountant and retained Grant Thornton LLP as its new principal accountant. The Company’s Board of Directors approved the decision to change its principal accountant.

S. W. Hatfield, CPA’s reports on the financial statements contained in the Company’s Form 10-KSB did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than to note that S. W. Hatfield, CPA, has expressed doubt that the Company can continue as a going concern, or the WHJH Going Concern Paragraph. The Company had not consulted with Grant Thornton LLP on any matter prior to engaging it as our principal accountant.

The Company disclosed the WHJH Going Concern Paragraph to our successor accountant, Grant Thornton LLP, and authorized S. W. Hatfield, CPA to respond fully to Grant Thornton LLP regarding this and other matters.

The Company had requested S.W. Hatfield, CPA furnish a letter addressed to the Securities Exchange Commission stating whether or not S.W. Hatfield, CPA agrees with the statements in the Form 8-K filed on August 1, 2007. A copy of such letter dated July 27, 2007 is filed as Exhibit 16.1 to the Company’s August 1, 2007 Form 8-K.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 2, 2008, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis, to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d- 15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2008 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information to be included in Part III, Item 10, will be included in our 2008 Proxy Statement, and is incorporated herein this by this reference.

ITEM 11—EXECUTIVE COMPENSATION

Information to be included in Part III, Item 11, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information to be included in Part III, Item 12, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information to be included in Part III, Item 13, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information to be included in Part III, Item 14, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 57 hereof.

(a)(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts for fiscal year ended February 2, 2008, periods from February 1, 2006 to June 8, 2006 and June 9, 2006 to January 31, 2007 and fiscal year ended January 31, 2006 is filed as part of the Annual Report and is set forth on page 97.

Schedules not included have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The Exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITEHALL JEWELERS HOLDINGS, INC.
(Registrant)

By:	/s/ PETER MICHIELUTTI Peter Michielutti Executive Vice President and Chief Financial Officer, (Principal financial and accounting officer)

Date: May 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL DON (Michael Don)	Chief Executive Officer, President and Chief Operating Officer	May 16, 2008
/s/ EDWARD DAYOOB (Edward Dayoob)	Director	May 16, 2008
/s/ EFREM GERZBERG (Efrem Gerzberg)	Director	May 16, 2008
/s/ WILLIAM LAZOR (William Lazor)	Director	May 16, 2008
/s/ DANIEL PLATT (Daniel Platt)	Director	May 16, 2008
/s/ PETER MICHIELUTTI (Peter Michielutti)	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	May 16, 2008

Whitehall Jewelers Holdings, Inc.
Index to Exhibits

Exhibit No.		Description
2.1*	—

Agreement of Merger and Plan of Reorganization dated as of July 27, 2007, among BTHC VII, Inc., WBT Acquisition Corp. and Whitehall Jewelers, Inc. Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

2.2*	—

Agreement and Plan of Merger, dated as of February 1, 2006, by and among the Company, Prentice Capital Management, LP, Holtzman Opportunity Fund, L.P., WJ Holding Corp. and WJ Acquisition Corp. Incorporated by reference to Exhibit 2.1 of Whitehall’s Current Report on Form 8-K filed on February 3, 2006, File No. 1-15615.

3.1*	—

Certificate of Incorporation of Whitehall Jewelers Holdings, Inc. as amended through September 6, 2007. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on September 18, 2007, File No. 000-52123.

3.2*	—	Amended and Restated Bylaws of Whitehall Jewelers Holdings, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 27, 2007, File No. 000-52123.
4.1*	—

Registration Rights Agreement, dated as of July 27, 2007, by and among BTHC VII, Inc. and the several purchasers signatory thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.1*	—

Form of Warrant to Purchase Common Stock, dated as of July 27, 2007, between BTHC VII, Inc. and the Holder of such warrant. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.2*	—

Securities Purchase Agreement, dated as of July 27, 2007, by and among BTHC VII, Inc., Whitehall Jewelers, Inc., Lowenstein Sandler PC and each purchaser identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.3*	—	2007 Whitehall Jewelers, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**
10.4*	—

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.5*	—

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Mark Funasaki. Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.6*	—

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Michael Don. Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.7*	—

Bonus Award Agreement, dated July 20, 2007, between Whitehall Jewelers, Inc. and Robert Nachwalter. Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.8*	—

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.9*	—

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Mark Funasaki. Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.10*	—

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Michael Don. Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

Exhibit No.		Description
10.11*	—

Stock Option Agreement, effective as of July 20, 2007, between Whitehall Jewelers, Inc. and Robert Nachwalter. Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.12*	—

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

10.13*	—

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

10.14*	—

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

10.15*	—

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

10.16*	—

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

10.17	—

Second Amendment to the Third Amended and Restated Credit Agreement, dated as of January 18, 2008, by and among Whitehall Jewellers, Inc., as Borrower, the lending institutions from time to time party thereto, LaSalle Bank National Association, as administrative agent and collateral agent for the agents and lenders, Bank of America, N.A., Wells Fargo Retail Finance, LLC, as co-managing agents.

10.18	—

Third Amendment to the Third Amended and Restated Credit Agreement, dated as of April 11, 2008, by and among Whitehall Jewellers, Inc., as Borrower, the lending institutions from time to time party thereto, LaSalle Bank National Association, as administrative agent and collateral agent for the agents and lenders, Bank of America, N.A., and Wells Fargo Retail Finance, LLC, as co-managing agents.

Exhibit No.		Description
10.19*	—

Term Loan and Security Agreement, dated as of May 21, 2007, by and among Whitehall Jewellers, Inc., as borrower, the lending institutions from time to time party thereto, as lenders, LaSalle Bank National Association, as administrative agent and collateral agent, for the agents and the lenders, and Bank of America, N.A., Wells Fargo Retail Finance, LLC, as managing agents for the agents and the lenders. Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.20	—

Term Loan Credit Agreement, dated as of January 18, 2008, by and among Whitehall Jewelers, Inc., as borrowers, the lending institutions from time to time party thereto, and PWJ Lending II LLC, as administrative agent and collateral agent for the agents and lenders.

10.21*	—	Form of Amended Trade Vendor Extension Agreement. Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.
10.22*	—	Form of Unsecured Term Promissory Note. Incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.
10.23*	—

Form of Unsecured Term Promissory Note - Extension Agreement (issued under the Amended Trade Vendor Agreement). Incorporated by reference to Exhibit 10.20 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.24*	—

Lease between TS 125 South Wacker, L.P., as landlord, and Whitehall Jewellers, Inc., as tenant, dated June 16, 2006. Incorporated by reference to Exhibit 10.21 of the Company’s Form 8- K filed on August 1, 2007, File No. 000-52123.

10.25*	—

Third Amendment to the Whitehall Jewellers, Inc. Employee Stock Ownership Plan, dated as of January 29, 2007. Incorporated by reference to Exhibit 10.22 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.26*	—

Amended and Restated Employment Agreement, dated February 28, 2007, between Whitehall Jewellers, Inc. and Edward Dayoob. Incorporated by reference to Exhibit 10.23 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.27*	—

Employment Agreement, dated March 16, 2007, between Whitehall Jewellers, Inc. and Robert B. Nachwalter. Incorporated by reference to Exhibit 10.24 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.28*	—

Employment Agreement, dated November 15, 2006, between Whitehall Jewellers, Inc. and Mike Don. Incorporated by reference to Exhibit 10.25 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.29*	—

Employment Agreement, dated November 17, 2006, between Whitehall Jewellers, Inc. and Mark Funasaki. Incorporated by reference to Exhibit 10.26 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.30*	—

Employment Agreement, dated November 15, 2006, between Whitehall Jewellers, Inc. and David Harris. Incorporated by reference to Exhibit 10.27 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.**

10.31*	—

Agreement and Plan of Merger, dated as of January 29, 2007, by and between Whitehall Jewellers, Inc., a Delaware corporation, and WH Inc. of Illinois, an Illinois corporation. Incorporated by reference to Exhibit 10.28 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.32*	—

Certificate of Ownership and Merger, Merging WH Inc. of Illinois with and into Whitehall Jewellers, Inc. Under Section 253 of the General Corporation Law of the State of Delaware, dated January 29, 2007. Incorporated by reference to Exhibit 10.29 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.33*	—

ESOP Restructuring Agreement, dated as of March 29, 1996, between Marks Bros. Jewelers, Inc. and the Marks Bros. Jewelers, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.12 of Whitehall’s Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).**

Exhibit No.		Description
10.34*	—

Amended and Restated Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.15 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997, File No. 0-028176.**

10.35*	—

Form of Executive Severance Agreements, as amended, each dated May 7, 1996, between Whitehall and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of Whitehall’s Registration Statement on Form S-3 as originally filed on January 27, 2000 (Registration No. 333-95465).**

10.36*	—	401(k) Plan. Incorporated by reference to Exhibit 10.17 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File No. 0-028176.**
10.37*	—

Second Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.19 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176. (Note: There is no First Amendment to 401(k) Plan.)**

10.38*	—	Third Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.20 of the Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0- 028176.**
10.39*	—	Fourth Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.21 of Whitehall’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0- 028176.**
10.40*	—

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

10.41*	—

Note, under the Second Amendment to Second Amended and Restated Term Loan Credit Agreement, dated June 28, 2007, for $7,500,000, whereby Whitehall Jewelers, Inc. promises to pay to the order of PWJ Lending LLC. Incorporated by reference to Exhibit 10.43 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.42*	—

Lock-Up Agreement, dated as of July 27, 2007, by among PWJ Funding, LLC, PWJ Lending, LLC and Holtzman Opportunity Fund, LP for the benefit of those certain “Investors” (other than PWJ Funding, LLC and PWJ Lending, LLC) who are signatories to that certain Securities Purchase Agreement dated as of July 27, 2007. Incorporated by reference to Exhibit 10.44 of the Company’s Form 8-K filed on August 1, 2007, File No. 000-52123.

10.43*	—

Settlement Agreement and Release, between John R. Desjardins and Whitehall Jewellers, Inc., dated June 15, 2007. Incorporated by reference to Exhibit 10.45 of the registrant’s Registration Statement on Form S-1 filed on August 31, 2007 (Registration No. 333-145863 ).**

10.44*	—

Settlement Agreement and Release, between Matthew Patinkin and Whitehall Jewellers, Inc., dated August 24, 2007. Incorporated by reference to Exhibit 10.46 of the registrant’s Registration Statement on Form S-1 filed on August 31, 2007 (Registration No. 333-145863).**

10.45*	—

Settlement Agreement and Release, between David L. Harris and Whitehall Jewelers, Inc., dated August 24, 2007. Incorporated by reference to Exhibit 10.47 of the registrant’s Registration Statement on Form S-1 filed on August 31, 2007 (Registration No. 333-145863 ).**

10.46	—	Guaranty Agreement, dated January 18, 2008, for the benefit of LaSalle Bank National Association, as agent under the Third Amended and Restated Credit Agreement.
10.47	—	Guaranty Agreement, dated January 18, 2008, for the benefit of PWJ Lending II LLC, as agent under the Term Loan Credit Agreement.

Exhibit No.		Description
10.48	—	Guarantor Security Agreement, dated January 18, 2008, for the benefit of LaSalle Bank National Association, as agent under the Third Amended and Restated Credit Agreement.
10.49	—	Guarantor Security Agreement, dated January 18, 2008, for the benefit of PWJ Lending II LLC, as agent under the Term Loan Credit Agreement.
10.50	—	Security Agreement, dated January 18, 2008, for the benefit of PWJ Lending II LLC, as agent under the Term Loan Credit Agreement.
10.51	—

First Amendment to Term Loan Credit Agreement, dated as of April 30, 2008, by and among Whitehall Jewelers, Inc., as borrowers, the lending institutions from time to time party thereto, and PWJ Lending II LLC, as administrative agent and collateral agent for the agents and lenders.

10.52	—	Amended and Restated Employment Agreement, dated April 30, 2008, between Whitehall Jewelers, Inc. and Michael Don.**
10.53	—	Consulting Agreement, dated as of April 30, 2008, between Whitehall Jewelers, Inc. and Edward A. Dayoob.**
10.54	—	Asset Purchase Agreement, dated as of April 11, 2008, by and among Whitehall Jewelers, Inc., Friedman’s Inc., and Crescent Jewelers.
21	—	Subsidiaries of the Registrant.
31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (furnished herewith).

*	Incorporated by reference.

**	Management contract or compensatory plan or arrangement.